Form 10-K
period 2021-12-31
Broad Capital Acquisition Corp
filed 2022-03-31
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to _____

Commission File Number: 001-41212

Broad Capital Acquisition Corp

(Exact name of registrant as specified in its charter)

Delaware	86-3382967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 Annabel Lane, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 951-3088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.000001 per share, and one Right to acquire 1/10 of one share of common stock	BRACU	The Nasdaq Stock Market LLC
common stock included as part of the Units	BRAC	The Nasdaq Stock Market LLC
Rights included as part of the Units	BRACR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the third fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Stock Market on January 11, 2022 and the registrant’s shares of common stock, rights, and rights began trading on February 23, 2022.

As of March 31, 2022, there were there were 13,149,966 shares of common stock, par value $0.000001 per share, issued and outstanding, and 0 shares of preferred stock, par value $0.000001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;
●	“common stock” refers to our common shares, collectively;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and rights agent of our public rights (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering of the Company’s units on January 11, 2022;
●	“initial stockholders” are to our sponsor and any other holders of our insider shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);
●	“insider shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our common stock issuable upon the conversion thereof as provided herein;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“placement rights” are to our rights which are included within the placement units being purchased by our sponsor in the private placement;
●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;
●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement right;
●	“private placement” are to the private placement of 446,358 placement units at a price of $10.00 per unit, for an aggregate purchase price of $4,463,580, which occurred simultaneously with the completion of our initial public offering and the additional private sale of 4,772 placement units at a price of $10.00 per unit, for an aggregate purchase price of $47,720 on February 9, 2022, as part of the underwriters partial exercise of their over-allotment option of an additional 159,069 units for a total of $5,218,358 from the placement units;
●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement right;
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public rights” refer to the rights which are part of the units;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Registration Statement” are to the Form S-1 filed publicly with the SEC on August 19, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“representative” are to Chardan Capital Markets, LLC, who is the representative of the underwriters in our initial public offering;
●	“rights” refer to the rights which are part of the units;
●	“rights agent” are to Continental;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Broad Capital LLC;
●	“trust account” are to the trust account at J.P. Morgan Securities LLC maintained by the trustee in which an amount of $101,000,000 as of January 13, 2022 ($10.10 per unit) from the net proceeds of the sale of the units and placement units (including to reflect the underwriters partial exercise of the overallotment) in the initial public offering;
●	“trustee” are to Continental;
●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one right; and
●	“we,” “us,” “Company” or “our Company” are to Broad Capital Acquisition Corp.

PART I

Item 1. Business

General

We are an early stage blank check company incorporated in April 2021 as a Delaware corporation whose business purpose is to effect an initial business combination. Since our initial public offering, we have focused our search for an initial business combination with businesses that may provide significant opportunities for attractive investor returns. We currently intend to concentrate our efforts identifying those businesses engaged with emerging and transformational technologies, focusing particularly on businesses operating within the general aviation and aerospace industry, and the unmanned aircraft systems (UAS) and advanced air mobility (AAM) industries.

New and disruptive technologies are driving vital changes across these industries, and we believe these developments will continue to accelerate over the next several years. We believe that our broad industry knowledge and relationships will provide many potential targets that could become attractive public companies. We will explore and scrutinize targets with diverse range of business models and financial characteristics, including those from high-growth, early-stage innovators to more mature and established businesses with predictable cash flows. We are seeking to invest in a business or businesses where we believe our management team can increase shareholder value and deliver attractive investor returns. We plan to seek a target with a strong, defensible market position and robust growth prospects that will benefit from our involvement.

Initial Public Offering

On January 13, 2022, we closed our initial public offering of 10,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.000001 per share and one right of the Company, with each right entitling the holder thereof to receive one-tenth (1/10) of a share of common stock upon consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 446,358 units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds of $4,463,580. On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,558,876.20, and forfeited the remainder of the option. The Company completed the private sale of 4,772 private units at a purchase price of $10.00 per private placement unit, to the Company’s sponsor generating gross proceeds to the Company of $47,720.70.

In connection with the closing and sale of the Over-Allotment Units and the additional private placement units (together, the “Over-Allotment Closing”), a total of $1,606,596.90 in proceeds from the Over-Allotment Closing (which amount includes $31,813.80 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Johann Tse, our Chief Executive Officer, and Rongrong (Rita) Jiang, our Chief Financial Officer. Mr. Tse brings more than 30 years of leadership experience across numerous engagements in the fields of corporate operation and management, venture capital, and multinational mergers and acquisitions and has served as an independent board member of several Chinese companies listed in the United States in sectors including tourism, media and restaurant supplies manufacturing and sales. As a pioneer, investor and cross-cultural entrepreneur, he brings deep insights and rich experience for the formulation and implementation of corporate development strategies for businesses in Asia, Europe and North America on a global scale.

We must complete our initial business combination by January 13, 2022, which is the date that is twelve (12) months from the closing of our initial public offering. If our initial business combination is not consummated by January 13, 2022, then our existence will terminate, and we will distribute all amounts in the trust account unless we exercise one or both of our two three-month extension options.

Business Strategy and Investment Opportunity

We have specifically formed a preeminent management team, board of directors and advisory board with significant, advanced air mobility (“AAM”), aerospace and aviation services experience in order to source, evaluate and execute a merger with a company that would benefit from access to the public markets and the skills of our management team.

Aviation Industry

The global aerospace and aviation services industries have experienced multi-decade, secular growth as demonstrated by multiple positive industry dynamics according to Deloitte’s “2021 aerospace and defense industry outlook report.” First, the global fleet count grew 17.8% from 2014, resulting in over 26,000 commercial aircraft in 2018. The next 10 years is expected to see 3.4% net annual growth, increasing the number to 35,501 according to the 2017-2027 Global Fleet & MRO Market Forecast Summary Report, which forecasts that the passenger fleet is forecast to grow to nearly 10,300 by 2027.1

The aviation market was valued at $169.72 billion in 2020 and is projected to reach about $303 billion by 2026, with a compound annual growth rate (“CAGR”) of more than over 7.6% between 2021-2026 according to Mordor Intelligence’s new study, “Aviation Market – Growth, Trends, Covid-19 Impact, and Forecasts (2021 – 2026.” Despite the pandemic’s impact, several aircraft manufacturers have commenced an increase in their production rates with a plan to return aircraft production rates across segments to the pre-COVID-19 levels as early as possible. The newer generation aircraft offer better fuel efficiency and safety for commercial and general aviation customers and better situational awareness and tactical advantage for military customers.

The newer generation aircraft is expected to drive market growth between 2021-2026 according to Mordor Intelligence’s study. Moreover, the commercial aircraft segment is also projected to witness the highest CAGR between 2021 and 2026; already major commercial aircraft manufacturers such as Airbus and Boeing have increased aircraft production and delivery rates. The year 2020 witnessed a substantial increase in demand for cargo operations, driving freighter operators to order new aircrafts including, in January 2021, Atlas Air Worldwide Holdings, Inc. ordered four new Boeing 747-8 freighter aircraft that will enable the company to meet the strong customer demand in the airfreight market.

We believe that the principal technologies and sectors with massive potential include: zero emission propulsion technologies, artificial intelligence, internet of things (IoT), UAS, AAM, etc., as means to increase safety, convenience, efficiency, service precision, asset utilization, customer satisfaction, and to reduce carbon emission, traffic congestion and capital investment. There are also emerging fields of application, from autonomous safety inspection, delivery of medical supplies and organs for transplant, parcel delivery, crop and fishery monitoring, cattle ranching, power transmission line, rail and pipeline patrol, public security, forest fire monitoring and early warning, etc. Applications will only be limited by imagination. From a geographic standpoint, our target sectors are globally integrated, and we target to capture opportunities high growth markets such as North America and Asia Pacific.

We have observed that Global Aerospace and Defense (A&D) industry revenue is expected to begin to recover in 2021 after a difficult year in 2020. Despite the ongoing pandemic, a Deloitte industry analysis concluded that space launches for the first half of 2020 were mostly at par with previous years; the 41 successful launches were only slightly below the five-year average of successful launches (43) according to the 2021 aerospace and defense industry outlook. Study by Deloitte. As funding continues to increase and costs decline, the space industry is likely to experience increased opportunities, primarily in satellite broadband internet access. In 2020, space investments remained strong at $25.6 billion, and the momentum for investments is likely to remain solid in 2021 as well. Space launch services are expected to record strong growth in 2021, with the market forecast to grow more than 15.7% year over year. The rocket propulsion market is anticipated to record a valuation of $8 billion by 2027, according to the most recent study by Global Market Insights Inc. released in July 2021.

While the industry has been affected by the pandemic, we believe that continued technological developments in 2021 are likely to drive growth and shape the A&D industry over the long term. Some technologies that could transform the A&D industry according to the Deloitte study include:

●	Advanced air mobility (AAM): This new travel method could bring a complete paradigm shift and entirely transform mobility. 2021 could see more players entering the AAM market and an increased number of original equipment manufacturers (“OEMs”) advancing to piloting and testing phases, paving the way for commercialization.

●	Hypersonic: The defense sector in the United States has been actively pursuing the development of hypersonic weapons since the early 2000s, and its recent efforts have been primarily focused on hypersonic glide vehicles and cruise missiles. It has also been working on fast-tracking the development and near-term deployment of hypersonic systems and is likely to conduct three flight tests of its hypersonic glide body in 2021.

●	Electric propulsion: As technology evolves rapidly, several companies globally are developing electric propulsion systems, which could reduce carbon emissions, make flights quieter, and decrease costs.

●	Hydrogen-powered aircraft: As OEMs across the globe continue to produce more fuel-efficient and environmentally friendly aircraft, hydrogen fuel as a power source is increasingly being recognized.

Drone Market

In 2016, the global drone industry growth took flight when the Federal Aviation Administration (FAA) granted hundreds of new exemptions for companies to operate drones in the U.S. through FAA Part 107. These exemptions included several new use cases in multiple industries, such as insurance, construction, and agriculture — each of which demonstrates the broad range of commercial drone applications.

The drone services market size is expected to grow to $63.6 billion by 2025, and Insider Intelligence predicts consumer drone shipments will hit 29 million by 2021. Sales of US consumer drones to dealers surpassed $1.27 billion in 2020, according to Consumer Technology Association. Goldman Sachs forecasts the total drone market size to be worth $100 billion—supported by this growing demand for drones from the commercial and government sectors.

●	Insider Intelligence predicts total global shipments to reach 2.4 million in 2023 – increasing at a 66.8% CAGR. Drone growth is expected to occur across five main segments of the enterprise industry: (i) agriculture, (ii) construction and mining, (iii) insurance, (iv) media and telecommunications, and (v) law enforcement, as discussed further here:

●	Drones in agriculture: The UN projects that the world’s population will reach a massive 9.7 billion by 2050, causing agricultural consumption to rise 69% between 2010 and 2050. And considering most of the farmers and agriculture companies using drones are big-ag-owned farms that manage thousands of acres of land, the potential for drone growth in agriculture is extensive.

●	Drones in construction and mining: Drone use in construction and mining could eventually become a $28.3 billion global market, according to PwC. Businesses within these industries are leveraging drones to adhere to the extensive laws and regulations surrounding worker safety more easily.

●	Drones in insurance: It is estimated that the average global annual cost of insurance claims from natural disasters has increased eight-fold since 1970. Because of this, insurance firms will likely leverage drone technology to provide faster and more accurate property assessments.

●	Drones in media and telecommunications: Drone use potential in media and telecommunications is endless from key application areas for drones in telecoms are maintenance monitoring and keeping infrastructure and installations in good condition The range of commercial applications — known as drone-powered solutions (DPS) — is already immense and constantly growing.

●	Drones in law enforcement: Drones are currently used by police forces for a variety of situations including surveilling expansive open areas, negotiating hostage situations, pursuing armed suspects, and investigating bomb threats.

We believe that the future of aviation is simply reacting to the new wave of technology and following the trends to stay abreast with the demands and expectations of the modern passengers, which is why, we expect that new technology will disrupt the air travel experience. Some disruptive technology on which we intend to focus are highlighted in a new market study by Cigniti Technologies:

●	Artificial Intelligence: Cigniti Technologies predicted a CAGR of 46.4% for artificial intelligence (AI) in the aviation market by 2023. AI is used to deliver a personalized traveling experience to the passengers in order to generate the maximum customer satisfaction.

●	Big Data: The shift towards democratization of data is empowering the sector to take strategic decisions backed by facts. Coupled with AI and machine learning, big data is helping the industry to predict and forecast consumer behavior in order to fine tune their strategy.

●	Automation: As machines are becoming smarter with the latest advancements in technology, pilotless planes can soon become a reality. Hybrid RPA, integrated with the cognition of AI, can make it feasible for an aircraft to complete a journey without manual intervention.

●	Biometrics: Biometric technologies such as facial recognition, fingerprint authentication, and retinal scanning will become the default way of verification. With the integration of biometric systems for border control, airport check-ins, on-boarding, migration formalities, the entire verification process will soon become paperless.

●	In-flight connectivity: The world is increasingly getting interconnected and connectivity is becoming a business necessity. The airline passengers will expect even in-flight connectivity in the coming days, getting rid of the need to disconnect phones in the air.

We expect to utilize the benefits of new technologies in our target industries, such as in AI, machine learning, electric and hybrid propulsion, advanced materials and manufacturing technologies, control systems, advanced telecommunications, autonomous flight operations, networked satellite systems as well as other evolving technologies. Our team is composed of seasoned industry leaders and experienced capital investors, and it has a robust network in our target industries and significant experience in the sourcing, due diligence, acquisition and execution of strategic investments. Further, our team has a global, demonstrated track-record of executing investments and managing follow-on growth in our target industries, with transaction sizes ranging from the hundreds of millions to multiple billions.

We intend to partner with the management and owners of one or more high-quality companies seeking an alternative to a traditional initial public offering (“IPO”). We will use our management team’s significant venture capital and private equity experience in sourcing transactions and due diligence to identify and negotiate a combination with an enduring business. The traditional IPO process entails significant preparation, commitment of time and resources and entails meaningful uncertainty. As a result, management and owners are searching for viable public market alternatives. We believe that the combined experience of our management, members of our Board and our advisors, represents a compelling alternative combined with the potential for long-term value creation.

Over the course of their careers, our management team, members of our Board and our advisors, have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of opportunities. This network has been developed through both investing and operating experience across a broad range of sectors, including diversified business services, technology, telecommunications, media and entertainment, pharmaceutical and consumer healthcare, financial services and financial technology, consumer products, energy and power, real estate including real estate services and related businesses, environmental services, mobility and electrification of the transportation industry and insurance and insurance related services. We expect these networks will provide us with a robust flow of opportunities for a potential business combination.

Our investment strategy will seek to promote responsible and purposeful business standards, and will be focused on the following three types of companies:

●	Businesses that contribute scalable solutions in the aviation, machine learning and AI space, which have positive fundamental growth drivers that deliver attractive financial returns and measurable impact when considering environmental, social and corporate governance (“ESG”) factors;

●	Best-in-class businesses that benefit all stakeholders, where we can leverage our impact management expertise to maximize the companies’ positive impacts, build a stronger brand and value proposition, and drive financial return; and

●	Businesses which do not currently have best-in-class impact management practices but where there is an opportunity to reorient and transform currently negative aspects of business operations to generate positive outcomes; and in doing so, build a more sustainable and resilient business model with a more attractive, less risky and more future-proofed financial return.

While we will not be limited to a particular industry segment or geographic region, as we believe our management and Board of Directors’ experience allows us to evaluate targets that have the potential to accelerate financial value creation while also having a measurable net positive impact on the environment and society; provided however, we expressly disclaim any intent to and we will not pursue a business combination with a target company (either directly or through any subsidiaries) in China, Hong Kong or Macau nor will we consummate a business combination with any such entity. Our management team’s efforts to seek a suitable business combination target will be complemented by the experience and network of our Board of Directors. In addition, our management team, Board of Directors and Advisory Board members will utilize their extensive networks of seasoned industry operators and advisors to help us identify potential targets and effect the initial business combination in a more efficient process. We believe that our team and vision will make us an attractive partner for founders and owners in the industries in which we plan to pursue business combination targets.

Our Business Objective

Our objective is to invest in an innovative aviation company whose financial value creation is in lockstep with impact corporate governance including corporate accountability, responsibility and proactive measures that re-orient corporate decision making and essential governance questions. We believe that the most successful companies of the next decade will find scalable solutions to these challenges that contribute to positive outcomes and unlock lasting economic value. By investing in a more inclusive and sustainable future – for example by creating jobs in underserved areas, finding smarter ways to reduce carbon emissions, a company can consistently create both long-term economic value and measurable societal impact.

We intend to identify and complete our initial business combination with a company in the aviation industry that aligns with our mission, complements the experience and skills of our management team and sponsors, and is focused on, or could benefit from, best-in-class investment expertise, value creation capabilities and impact management practices. We will have an integrated approach where impact and financial value creation are intertwined. In our selection process, we will leverage our management team’s network, expertise, and proven deal execution capabilities to identify and complete the initial business combination with targets in the consumer sector, including but not limited to beauty, wellness, and other next-generation lifestyle brands and companies.

We intend to identify and complete our initial business combination with a company that can benefit from (i) the managerial and operational experience of our management team, (ii) additional capital, and (iii) access to public securities markets. We plan to leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the technology sector could effect a positive transformation or augmentation of existing businesses to improve their overall value. We believe this approach will create long-term value for our shareholders.

Our team has experience:

●	operating and investing in aviation, AI and technology sectors;

●	scaling high growth companies through organic and acquisition-based strategic investments;

●	identifying and developing talented, high performing and resilient management teams;

●	sourcing investment opportunities, structuring complex transactions, and acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams; and

●	accessing public and private capital markets over multiple business cycles.

Following the completion of this offering, we will promptly begin to source a target for our initial business combination. Though we have not engaged in discussions with any particular company, we do have a prioritized list of targeted entities we will seek to engage. We intend to use our mobility sector insight and access to key ecosystem operators to quickly identify a company with a strong competitive position that could benefit from being a public company and our team’s expertise

There is no geographic limitation to the location of targets, as these types of opportunities are not necessarily bound by geography; provided however, we expressly disclaim any intent to and we will not pursue a business combination with a target company (either directly or through any subsidiaries) with any operations in China, Hong Kong or Macau nor will we consummate a business combination with any such entity ever. We do believe that there are attractive business combination candidates in Asia that are looking to the United States for both opportunities and capital. We believe that a U.S.-based company with a listing and capital would be an ideal fit for one of those companies. Such a connection would unlock value and increase growth opportunities for the right growing technology company. We believe that the way businesses and consumers operate, make decisions, and spend has forever been changed because of the pandemic.

We believe and already have relationships with a large pool of quality initial business combination targets looking for an opportunity to create liquidity for current investors and currency to acquire other companies. This provides us numerous opportunities and we would be well positioned given the difficulty in bridging technology and/or capital opportunities between the East and West. Further, we believe that the management team and board member’s extensive background, careers, reputations, and relationships in cross border business experience gives us the insight and position to identify the ideal targets for a business combination that creates long-term opportunity and value growth and to complete the business combination.

Currently there exists an enormous amount of these companies, many of which have raised meaningful startup capital, have high growth, and are on track for a traditional IPO in Asia or the US. We believe that many of these companies understand the risks of delay and uncertainty in their given markets and would welcome the opportunity to raise capital and have a US public listing sooner. Further, like in many rapidly growing industries, many of these companies operate in fragmented markets and see an opportunity to consolidate and grow value within their vertical through acquisition using their publicly traded stock as a currency.

We believe that now is a particularly attractive time to pursue a business combination particularly in Southeast Asia which has been underrepresented in the SPAC acquisition market despite its ranking as the world’s third largest economy. With our potential focus on a business combination with an innovative company based in Asia, the majority of our management team and directors have spent the entirety of their decorated careers in Asia.

Our Acquisition Selection Criteria

We will seek to identify attractive business combination candidates that possess compelling growth potential and a combination of the characteristics discussed herein. We will use these criteria and guidelines in identifying and evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet the following attributes:

●	Large and growing market. We will focus on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential;

●	Attractive, profitable business. We will seek to invest in companies that we believe possess not only attractive and sound business models but sustainable competitive advantages as well;

●	Strong management teams. We will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment or upgrade the team over time if needed;

●	Appropriate valuations. We will seek to identify businesses that we believe exhibit unrecognized value or other characteristics that we believe provide significant upside potential with limited downside risk.

●	ESG and sustainability. Strong focus on ESG factors, which represents a strong value proposition for investors, is an integral part of our due diligence process in view of the fact that it is difficult to overstate the explosion of interest in investment with an ESG tilt.

●	Network utilization. We will focus on companies that can utilize and leverage the extensive networks and insights that we, members of our management, Board and Advisory Board have built across a broad range of industries and sectors;

●	Value creation opportunities. We will seek to identify businesses that we believe are stable but at an inflection point and would benefit from our additional management expertise, ability to drive operational improvements, capital structure optimization, including by assisting the company in accessing the capital markets and any other financing sources;

●	Differentiated products or services. We will focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices; and

●	Unrecognized value. We will seek to identify business that we believe exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, or that we believe have been misevaluated by the marketplace based on our analysis and due diligence review.

We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our shareholder communications related to the acquisition. As discussed elsewhere in this prospectus, this would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to determine a target company’s quality and its intrinsic value. That due diligence review will encompass, among other things, financial statement analysis, detailed document reviews, technology diligence, multiple meetings with incumbent management and employees, inspection of facilities, consultations with relevant industry and academic experts, competitors, customers and suppliers, as well as a review of operational, legal and additional information that we will seek to obtain as part of our analysis of a target company. We will also utilize our operational and capital planning experience.

We expect to place significant emphasis on a business combination target’s technology and intellectual property as part of our acquisition evaluation process, consistent with the investment approach of our management team. This due diligence may include the engagement of multiple technical experts across both industry and academia to review the technology, participation in joint due diligence meetings with these technical experts and management, as well as detailed intellectual property due diligence, to determine the nature and quality of a company’s technology innovation.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team, including our officers and directors, directly or indirectly own insider shares and may own rights following this offering and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors, as well as our management team, may have a conflict of interest with respect to evaluating a particular business combination, including if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Each of our directors and officers presently has and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our founder, sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. Moreover, our founder, sponsor, officers, and directors may sponsor, form or participate in other blank check companies in the future. In addition, our founder, sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

We will have until 12 months from the closing of this offering to consummate our initial business combination. In addition, if we anticipate that we may not be able to consummate our initial business combination within 12 months, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, the only way to extend the time available for us to consummate our initial business combination is for our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,000,000, or $1,150,000 if the over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months at a total payment value of $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full.

In the event that they elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit.

Nasdaq listing rules and our amended and restated Certificate of Incorporation require that we complete one or more initial business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination.

If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm, which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the partner business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a partner business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act of 1940, as amended.

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

The net proceeds of this offering and the sale of the placement units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.

There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination.

Our amended and restated certificate of incorporation provides that, following this offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of this offering or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Financial Position

With funds available for an initial business combination initially in the amount of $102,606,596.90, before payment of $3,555,674.15 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We will have until 12 months from the closing of this offering to consummate our initial business combination unless extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation. In addition, if we anticipate that we may not be able to consummate our initial business combination within 12 months, our sponsor may, but is not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company our sponsor deposits

In the event that our sponsor elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, it would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit. Our shareholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination.

In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the extended time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. The public shareholders will not be able to vote on or redeem their public shares in connection with any such extensions. In the event of our dissolution and liquidation, the placement units will expire and will be worthless.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following this offering. We intend to effectuate our initial business combination using cash from the proceeds of this offering, the private placement of the placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business, nor have they had any discussions regarding possible target businesses among themselves or with our underwriters or other advisors. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with us and we will not consider a business combination with any company that has already been identified to management. Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our sponsor and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our sponsor, our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus filed with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, in the event that we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law.

Evaluation of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operation.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of fair market value test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the initial business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination. Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the Company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public rights in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or rights our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public rights in such transactions prior to completion of our initial business combination.

Subsequent to the consummation of this offering, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public rights could be to reduce the number of public rights outstanding or to vote such rights on any matters submitted to the rights holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock or rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests tendered by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our shares of outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers, directors, and director nominees will count towards this quorum. Our sponsor, officers, directors, and director nominees have agreed to vote their insider shares and any public shares purchased during or after this offering in favor of our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers, directors, and director nominees may make it more likely that we will consummate our initial business combination. Additionally, each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, or abstained from voting. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any extension of the period to complete our initial business combination.

The quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor, directors and each member of our management, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their insider shares and any public shares, including with respect to any shares obtained through the placement units, held by them in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the period to consummate the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of our common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of our common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in this offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the initial business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initial vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the Company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the Company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the vote on the proposal to approve the initial business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 12 months (or as extended as provided in our registration statement) from the closing of this offering. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any extension of the period to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months from the closing of this offering to complete our initial business combination (or up to 18 months at the election of the Company in two separate three-month extensions subject to satisfaction of certain conditions, including the deposit of $1,015,906.9 ($0.10) for each three-month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation). If we are unable to complete our business combination within such 12-month period (or as extended as provided in our registration statement), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our business combination within 12 months unless extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, our sponsor may, but is not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, our sponsor deposits $1,015,906.9 ($0.10 per share), on or prior to the date of the applicable deadline. In the event that our sponsor elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, it would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit.

Our shareholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. The public shareholders will not be able to vote on or redeem their public shares in connection with any such extensions.

Our sponsor, directors and each member of our management have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their insider shares if we do not complete an initial business combination within the period to consummate the initial business combination including with respect to any shares obtained through the placement units. However, if our sponsor, directors or members of our management team acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business combination within the period to consummate the initial business combination.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $700,000 of proceeds held outside the trust account plus up to $100,000 of funds from the interest on the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of this offering the sale of the placement rights, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per unit, due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act.

In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per unit, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, if any, and our sponsor asserts that they are unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per unit.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $700,000 from the proceeds of this offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $25,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $813,580, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $813,580, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the period to consummate the initial business combination may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the period to consummate the initial business combination, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within the period to consummate the initial business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay taxes and if needed, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per unit to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some, or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination or (B) with respect to any other provisions relating to the rights of holders of our common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within the period to consummate the initial business combination, with respect to such shares of our common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We will register our common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	early stage company without an operating history;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	the ability of rights holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors and the representative;

●	the delisting of our securities by Nasdaq;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and rights and rights becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	rights’ and insider shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming rights;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 5345 Annabel Lane, Plano, TX 75093 and our telephone number is (469) 951-3088. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our CEO for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, public shares and public rights are each traded on Nasdaq under the symbols BRACU, BRAC and BRACW, respectively. Our units commenced public trading on January 11, 2022, and our public shares and public rights commenced separate public trading on February 23, 2022.

(b) Holders

On March 31, 2022, there were two holders of record of our units, six holders of record of our shares of common stock and one holder of record of our rights.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On January 11, 2022, we closed our initial public offering of 10,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.000001 per share and one right of the Company, with each right entitling the holder thereof to receive one-tenth (1/10) of a share of common stock upon consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $101,000,000, which included a portion of the proceeds of the private placement of an aggregate of 446,358 units at a price of $10.00 per private placement unit, generating total gross proceeds of $4,463,580.

On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,558,876.20, and forfeited the remainder of the option. The Company completed the private sale of 4,772 private units at a purchase price of $10.00 per private placement unit, to the Company’s sponsor generating gross proceeds to the Company of $47,720.70 for a total of $5,218,358 from the placement units.

In connection with the closing and sale of the Over-Allotment Units and the additional private placement units (together, the “Over-Allotment Closing”), a total of $1,606,596.90 in proceeds from the Over-Allotment Closing (which amount includes $31,813.80 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Broad Capital Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 16, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the private placement, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2021 relates to our formation and preparation of our IPO which closed on January 1, 2022.

Presently, we are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2021 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 16, 2021 (inception) through December 31, 2021, we had net loss of $20,095, which consisted of formation costs and other professional expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $2,164. Until the consummation of our IPO, our only source of liquidity was an initial purchase of common stock by our initial stockholders and loans from our initial stockholders.

On January 13, 2022, we consummated our IPO of 10,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 446,358 placement units to the Sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds to the Company of $4,463,580.

On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,558,876.20, and forfeited the remainder of the option. The Company completed the private sale of 4,772 private units at a purchase price of $10.00 per placement unit, to the Company’s sponsor generating gross proceeds to the Company of $47,720.70 for a total of $5,218,358 from the placement units.

In connection with the closing and sale of the Over-Allotment Units and the additional private placement units (together, the “Over-Allotment Closing”), a total of $1,606,596.90 in proceeds from the Over-Allotment Closing (which amount includes $31,813.80 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock currently authorized and outstanding, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $650,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our CEO or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our CEO as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during the 18-month period subsequent to our IPO to include approximately $390,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $60,000 for legal and accounting fees related to regulatory reporting requirements; $180,000 for office space, utilities and secretarial and administrative support; and approximately $20,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

On May 7, 2021, our sponsor purchased 2,875,000 insider shares for an aggregate purchase price of $25,000, which include up to an aggregate of 375,000 shares of common stock that were subject to forfeiture by our insiders to the extent that the underwriters’ over-allotment option was not exercised in full or in part. A portion of the insider shares (335,233 shares of common stock) were forfeited since the underwriters exercised the over-allotment option only in part.

On April 16, 2021, Broad Capital LLC agreed to loan us up to an aggregate amount of $300,000 to cover expenses related to our IPO of our units. Following the closing of our IPO on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. We entered into an Administrative Services Agreement pursuant to which we pay to an affiliate of our CEO, a total of $10,000 per month for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, in order to finance transaction costs in connection with an intended initial business combination, our insiders or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit. If we do not complete a business combination, any other outstanding loans from our insiders or their affiliates will be repaid only from amounts remaining outside our trust account, if any. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined that, at the time of issuance, the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with ASC 718 — Compensation — Stock Compensation.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to a deferred fee of $0.10 per unit ($1,015,906.9 as the underwriters’ over-allotment option was exercised in full) in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 16, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement rights held in the trust account at J.P. Morgan Securities LLC, maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our founder, officers and directors are as follows:

Name	Age	Position
Johann Tse	54	Chief Executive Officer; Director; and Member of our Nomination Committee
Rongrong “Rita” Jiang	42	Chief Financial Officer; Director
Nicholas Shao	49	Independent Director; Chair of our Nomination Committee; and Member of our Audit Committee
Wayne Trimmer	61	Independent Director; Chair of our Compensation Committee; and Member of our Audit Committee
Teck-Yong Heng	47	Independent Director; Chair of our Audit Committee; and Member of our Compensation Committee
Keith Adams	43	Independent Director; Member of our Nomination Committee; and Member of our Compensation Committee

Johann Tse has more than 30 years of experience in the fields of corporate operation and management, venture capital, and multinational mergers and acquisitions and has served as an independent board member of several Chinese companies listed in the United States in sectors including tourism, media and restaurant supplies manufacturing and sales. As a pioneer, investor and cross-cultural entrepreneur, he brings deep insights and rich experience for the formulation and implementation of corporate development strategies for businesses in Asia, Europe and North America on a global scale. Mr. Tse founded Aquarian Capital, LLC in August 2005, which specializes in advising international mergers and acquisitions and investments. Aquarian Capital has founded and manages companies in several sectors, covering North America, Greater China, Israel, Asia, Europe and Latin America. Aquarian Capital’s current initiatives include the development and financing of renewable energy projects, including overall planning of EPC and beyond. Projects include photovoltaic, wind energy and pumped-storage hydroelectricity in North America, Latin America, Asia, Africa and Europe. Aquarian Capital also develops and operates large-scale organic farms in Mexico that serves the US market. Aquarian Capital was an early-stage investor in Boston Heart Diagnostics, which was later sold to Eurofins Scientific.

Prior to founding Aquarian Capital, Mr. Tse was the director of international acquisitions and mergers of Yum! Brands from 2004 to 2005 where he acquired and sold a number of businesses in Asia, Western Europe, Russia and the Americas, including the successful acquisition of Russia’s largest fast-food chain. Prior to this, he was responsible for strategic planning, corporate mergers and acquisitions, and founded and managed the corporate venture capital department for Rohm and Haas (now part of Dow Chemical), a major U.S. specialty chemicals company, from 2000 to 2004, focusing on venture capital investment in material science companies in semiconductors, optoelectronics, nanotechnology, etc. during which he conducted in-depth investigation of more than 140 companies. Mr. Tse was an active advocate for corporate VC investments and collaboration to accelerate innovation and step-out growth. Mr. Tse previously served as the chief representative of the British/Hong Kong conglomerate Swire Group in Shanghai and Beijing from July 1990 to December 1998 where he was responsible for government relations, corporate development, and the formulation and implementation of its China strategy. During this time, Mr. Tse set up 13 joint ventures and wholly-owned enterprises across different industries in China for Swire. He also led a joint venture food company between Swire Group and Coca-Cola in Guangzhou, China, successfully established and operated a limousine business for Swire Group in Hong Kong, expanded Coca-Cola beverage sales channels, and developed markets for telecommunications and software products.

Mr. Tse was the founder and vice chairman of the Shanghai Hong Kong Chamber of Commerce, a board member of the British Chamber of Commerce in Shanghai, and an executive director of the Hong Kong Chamber of Commerce in China. He has been a mentor to MBA students at Southern Methodist University in Dallas, co-founder of the Dallas Business Club and 2009 president, and currently as board member of the Dallas Committee on Foreign Relations. He co-founded and served as director of the Texas-Israel Chamber of Commerce. He has been board member of the Circle Ten Council, Boy Scouts of America. He is a frequent speaker at various international conferences on venture capital, M&A, and renewable energy. Mr. Tse graduated with a Bachelor’s of Science in electronics engineering from the Chinese University of Hong Kong and an MBA from INSEAD, Fontainebleau, France. His early academic research included waveguides, integrated optics and digital video transmission, and published several papers in IEEE journals and at international conferences.

Rongrong (Rita) Jiang, CFA brings more than a decade’s worth of experience in entrepreneurship, senior executive management, corporate finance, management consulting and venture capital investment. Ms. Jiang is a founding partner of Ginger Capital LLC since April 2011 that provides comprehensive investment and strategic advisory services to companies on market expansion, cross-border merger and acquisition, private and public financial reporting, IPO preparation and strategic partnership planning, etc. Ginger Capital’s core team consists of well-known industry veterans, seasoned mergers and acquisitions specialists, investors and finance experts. Ms. Jiang is also a founding partner of Whitestone Investment Management LLC since April 2015 that focuses on early-stage venture investment in technology companies around the world. Within Whitestone, Ms. Jiang is responsible for discovering new investments, growing the company’s network of shareholders and facilitating cross-border collaborations between companies and investors in the US and Asia. She mentors innovative, high-potential startups looking to scale up through strategic relationships with stakeholders in Whitestone’s network. Whitestone Investment Management, under her leadership, has invested in several tech companies involved in 3D, revenue management and collection of offline purchase data to gain insights on shopper behavior.

Prior to founding Ginger Capital LLC and Whitestone Investment Management, Ms. Jiang was a director of Woodlake Group from March 2011 to June 2013. Woodlake is a private investment firm specializing in technology transfer, cross-border M&A and raising private equity. Prior to that, she served as Executive Vice President of Finance of V Media Corp. (formerly China New Media Corp.) from February 2010 to December 2014, where she was in charge of the company’s overall public market activities including quarterly and annual financial filing, audit preparation, investor relations and corporate secretarial practices. She was Vice President of Hayden Communications International from May 2008 to July 2009. Ms. Jiang has been a board member for a number of companies, such as Bionik (China) Medical Technology Co., Ltd, a joint venture in medical devices, and Jade International Financing and Leasing Co., Ltd., an alternative financing and equipment leasing firm focused on serving the business needs of middle market enterprises, and providing custom financing programs for equipment suppliers ranging from medical devices to energy related equipment and telecommunications gears, etc. Ms. Jiang is a CFA charter holder. She received a Bachelor of Science degree from University of Science and Technology, China, and a Master of Science degree in Chemistry from Northwestern University, Chicago.

Wayne Trimmer is Founder and President of IBS-Aquarian LLC, an international business development advisory firm. He brings extensive business development, sales and operations experience with focus on aerospace and defense industries. He has participated in public offerings, mergers and acquisitions, market entry, joint ventures and strategic partnerships. Mr. Trimmer’s functional focus includes business process outsourcing (BPO), aircraft maintenance, repair and overhaul (MRO) and system sustainment, business aviation, and telecommunication. His geographic coverage includes the Americas, Europe, Asia, Russia, and Middle East and North Africa (MENA) region. Mr. Trimmer provides client-centric project management for domestic and international clients. He has deep understanding of industry dynamics, extensive professional network with key executives and government officials, and strong cultural sensitivity. Mr. Trimmer’s previous aerospace industry roles include Senior Project Director at Lockheed Martin from 1993 to 1997, where he was responsible for providing global aerospace and defense logistics, training and supply chain services. He was previously Director of Contract and Commercial Management with Airbus Group (including EADS and Aérospatiale) from 1989 to 1993, where his responsibility included both domestic US and international business development and FAA certifications and compliance agreements for commercial, military, and paramilitary aircraft for law enforcement applications including spare parts supply chain and subcontractor certification as FAA repair stations. Prior to Airbus Group, he served as Director of Contracts at DynCorp International. Mr. Trimmer served in the United States Marine Corps as aircrew flying the Douglas A-4M/OA-4M series “Skyhawk” light attack aircraft and led twenty-five Marines in a communication, navigation, fire control and electronics system division. He has been an active member of Dallas Committee on Foreign Relations, a member of World Affairs Council, a member of Business Executive for National Security (BENS). He also served as the President of the North Texas National Defense Industrial Association (NDIA), and the Chairman of the AirPower Council. Mr. Trimmer holds a Master’s of Science in Management from Boston University and a Bachelor’s degree in Aviation from Southern Illinois University.

Nicholas Shao is the Founder of Ningfeng Capital, Ltd. in November 2015 and an angel investor with a portfolio of more than 10 companies. Ningfeng Capital invests in private companies of various stages in China and brings decades of deal sourcing and investment experience. Prior to founding Ningfeng Capital, from 2002-2014, Mr. Shao served as Deputy Head of Investment for China and Managing Director at Carlyle Asian Growth Partners in Shanghai with more than $2 billion assets under management, where he was a key member of The Carlyle Group’s China growth capital/venture capital fund. He performed deal sourcing, execution and post-investment management and monitoring of a large number of portfolio companies in China, Hong Kong and Taiwan. Before Carlyle, from 2000-2002, Mr. Shao was an Equity Research Analyst at Credit Suisse First Boston, based in Hong Kong and Taipei, where he was member of #1 ranked technology equity research team in Asia. In this role, he provided detailed coverage of Taiwanese semiconductor memory/TFT-LCD sectors with ten companies under coverage. Mr. Shao began his professional career at Digital Equipment Corporation where he was a senior software engineer and project manager and managed the consulting office at Microsoft. Mr. Shao coordinated more than thirty digital employees onsite, negotiated with Microsoft managers on cost sharing and technical issues and managed the team that translated Microsoft Internet software to run on Digital’s proprietary hardware. The resulting product contributed significantly to increased workstation sales. Mr. Shao received an MBA at Columbia Business School and has a Bachelor of Science in Computer Science from University of Washington.

Teck-Yong Heng brings more than 20 years of private equity and M&A experience most recently as an independent Board Member, Audit Committee Chairman, and Compensation Committee Chairman for NASDAQ listed LiXiang Education Holding Co. Ltd. (NASDAQ: LXEH) since October 1, 2020, an independent Board Member, Audit Committee Chairman, for NASDAQ listed WiMi Hologram Cloud Inc. (NASDAQ: WIMI) since May 27, 2021 and the managing partner of C2 Partners (“C-Squared Partners”), a China focused consumer sector private equity fund since May 2018. Before founding C-Squared Partners, he was managing director in QianHai Fund of Funds (“Qianhai FoF”), a Shenzhen headquartered fund which was founded in 2016 with assets under management of approximately $4.5 billion, where Mr. Heng led and recommended public and private equity direct investments in addition to LP commitments into private equity/venture capital funds. Prior to Qianhai FoF, Mr. Heng worked at Pavilion Capital (an affiliated entity of Temasek Holdings) from 2012 to 2016, Temasek Holdings from 2004 to 2012, Cambridge Associates from 2003 to 2004, Singapore Power International from 2001 to 2003, and Arthur Andersen from 1998 to 2001. During his career, he was involved in direct investments in venture capital, private equity and public equity investing, in addition to investment in private equity funds with the various institutions he worked in. Industries which he had specialized investment experience ranged from consumer and consumer internet, media and advertising, healthcare and life sciences, aviation and transportation, utilities, clean technology etc. Prior to his direct investments experience, Mr. Heng was an auditor with an international public accounting firm and also in investment research and consulting. During his career, Mr. Heng has been based in Singapore, Hong Kong, Beijing, Shenzhen and Shanghai.

One of the largest transactions in his career included the concurrent sale of three natural gas power generation companies in Singapore with a total transaction value of $8 billion. This set of M&A transactions spanned 5 years of planning and execution and completed successfully in the midst of the 2007/2008 global financial crisis. The three transactions are (1) $3.1 billion divestment of Tuas Power to China Huaneng Group (March 2008); (2) $2.5 billion divestment of Senoko Power to LionPower (Consortium comprising Marubeni, GDF Suez, Kansai, Kyushu, JBIC); (September 2008); (3) $2.4 billion divestment of PowerSeraya to Sabre Energy Industries / Malaysia YTL Power (March 2009). The set of transactions were awarded a series of M&A and private equity awards from the industry media in 2009. As a Singaporean, Teck-Yong served in the Singapore military from 1992-1995 as an instructor in the School of Military Medicine and later as a Platoon Sergeant in a Combat Support Hospital in the reservist unit. Mr. Heng graduated from Nanyang Technological University with a bachelor’s degree in Accountancy (with Honors) and is a graduate of Harvard Business School’s General Management Program. He is a Chartered Financial Analyst (CFA), Chartered Accountant (CA), Chartered International M&A Expert (IM&A) and a member of Singapore Institute of Directors.

Keith Adams brings executive leadership and direction in the management and operation of all information systems and technology investment projects and is responsible for all aspects of strategic IT planning. Since January 2016, Mr. Adams has served as the Director of Operations and approves and leads China Century Capital’s private equity funds, IPOs and strategic partnership towards information technology and electronics products. The financial investments that Mr. Adams approves follow innovation initiatives and corporate organization in collaboration with business and technology leaders across the company. The partnership explores emerging technologies and assesses their impact on the company’s business, prototypes, and evaluates new concepts. Mr. Adams also recommends product improvements and safety features prior to seeking investors for products. Mr. Adams is also responsible for industry standards and technical writing. Before joining China Century Capital, Mr. Adams served as a senior network engineer for design and distribution with Pennsylvania Power and Light (PPL) in the automation department from January 2015 to January 2016. While employed with PPL, he worked with the R&D team plus he engineered and designed network systems for cellular modems that utilized AT&T Mobility 3G and LTE networks to control the transmission and distribution of electricity from nuclear power plants, coal power plants and energy substations. While with PPL, Mr. Adams was awarded engineer of the year for 2015. Before his employment with PPL, Mr. Adams channeled his career with AT&T Mobility from 1999 to 2016 serving as a contract senior network engineer and eventually becoming an engineering project manager. During his career with AT&T Mobility, he conducted resource planning and analysis, engineered, personally lead turn-key projects, commissioned, programmed, and performed quality control audits towards the evolution of cellular telecommunications for TDMA, GSM, 3G, 4G and LTE networks.

At the height of his career with AT&T Mobility, Mr. Adams managed more than 80 engineers in several markets throughout the United States, which included the turf areas of Philadelphia, New York City, New England, Washington D.C., Baltimore, the Carolinas, Atlanta, Houston and Los Angeles. During his employment with AT&T Mobility, Mr. Adams was awarded employee of the year for all of the United States for 2011. He was also the recipient of several employee of the month awards during his employment with AT&T Mobility. Mr. Adams began his professional career with the United States Navy in 1996 where he proudly served as a cryptologist and maintained a top-secret security clearance while encrypting and deciphering unknown communication codes using state-of-the art equipment. While serving on board the ship, USS Mt. Hood AE-29, Mr. Adams was a recipient of the sailor of the month award. Mr. Adams received his MBA degree in Innovation and Change Management at York St. John University, his Business Diploma in Business Administration with a focus in Management in Operations at International Business Management Institute, a Technical Degree in Network Systems and Telecommunications at Point to Point Technical Institute, and another Technical Degree in Cryptology and Military Intelligence at Naval Technical Training Center.

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Teck-Yong Heng and Keith Adams, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Wayne Trimmer and Nicholas Shao will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Johann Tse and Rita Jiang, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our insider shares. In addition, prior to the completion of an initial business combination, holders of a majority of our insider shares may remove a member of the board of directors for any reason. Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in this offering, our sponsor, upon completion of an initial business combination, will be entitled to nominate individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration rights agreement.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messers. Teck-Yong Heng, Wayne Trimmer and Nicholas Shao serve as members of our audit committee. Our board of directors has determined that each Teck-Yong Heng, Wayne Trimmer and Nicholas Shao meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Teck-Yong Heng serves as the chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Teck-Yong Heng qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the Company;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Keith Adams and Wayne Trimmer. Wayne Trimmer serves as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of Keith Adams and Wayne Trimmer is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Notwithstanding the foregoing, as indicated above, other than the payment to Broad Capital LLC, our sponsor, of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Nicholas Shao and Keith Adams. Nicholas Shao serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Nicholas Shao and Keith Adams is independent.

The primary function of the corporate governance and nominating committee include:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;
●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which we have specified in our charter adopted by us, generally provide that potential candidate nominations:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and, in our industry, or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter with the SEC. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination.

In addition, our sponsor has transferred 80,000 insider shares of common stock among our four independent directors effective as of May 25, 2021. The insider shares will be worthless if we do not complete an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 13,149,966 shares of our common stock, par value $0.000001 per share, issued and outstanding (including 10,159,069 shares subject to possible redemption), as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of common stock and shares of common stock vote together as a single class. Currently, all of the shares of common stock are convertible into common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement rights as these rights are not exercisable within 60 days of the date of this Report.

	Common Stock
Name and Address of Beneficial Owner(1)(2)(3)	Number of Shares Beneficially Owned		Approximate Percentage of Class
Broad Capital LLC(1)	2,990,897	(4)	22.7%
Johann Tse	2,990,897	(4)	22.7%
Rita Jiang	2,990,897	(4)	22.7%
Keith Adams	20,000		-
Teck-Yong Heng	20,000		-
Nicholas Shao	20,000		-
Wayne Trimmer	20,000		-
All six (6) executive officers and directors as a group (individuals)	3,070,897		23.4%

*	Less than 1%

(1)	Broad Capital LLC, our sponsor, is the record holder of the securities reported herein. Johann Tse, our Chief Executive Officer, and Rita Jiang, our Chief Financial Officer are directors and the 50:50 owners of our sponsor. By virtue of this relationship, Mr. Tse and Ms. Jiang may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Tse and Ms. Jiang disclaim any such beneficial ownership except to the extent of their respective pecuniary interest. Unless otherwise indicated, the business address of each of these entities and individuals is 5345 Annabel Lane, Plano, TX 75093.

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding placement rights as such shares are not issuable within 60 days of the date of this prospectus.

(3)	Mr. Tse and Ms. Jiang have voting and dispositive power over the shares owned by Broad Capital LLC.

(4)	The beneficial ownership of 2,990,897 shares of common stock includes the 451,130 shares underlying the private placement units and the 2,539,767 insider shares.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 7, 2021, our sponsor paid an aggregate of $25,000, or approximately $0.004 per unit, in exchange for the issuance of 2,875,000 insider shares, par value $0.000001. The number of insider shares issued was determined based on the expectation that such insider shares would represent 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). Up to 375,000 insider shares held by our sponsor were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. A portion of the insider shares (335,233 shares of common stock) were forfeited since the underwriters exercised the over-allotment option only in part.

The insider shares (including the common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. In addition, our sponsor has transferred 80,000 insider shares of common stock among our four independent directors effective as of May 25, 2021.

On January 13, 2022, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 446,358 placement units at a purchase price of $10.00 per unit in a private placement for an aggregate purchase price of $4,463,580. There will be no redemption rights or liquidating distributions from the trust account with respect to the insider shares, placement shares or placement rights, which will expire worthless if we do not consummate a business combination within the allotted 12-month period. There will be no redemption rights or liquidating distributions from the trust account with respect to the insider shares, placement shares, placement rights or placement rights, which will expire worthless if we do not consummate a business combination by December 2, 2022.

We have agreed to pay to an affiliate of our CEO a total of $10,000 per month for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing, unsecured and due the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, there was $154,288 outstanding under the Promissory Note. The Promissory Note was fully repaid on January 21, 2022 out of the offering proceeds that had been allocated to the payment of offering expenses (other than underwriting commissions).

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our CEO or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our CEO as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the insider shares, representative shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have (or will have) registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed on January 13, 2022. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Keith Adams, Wayne Trimmer, Nicholas Shao and Teck-Yong Heng is an “independent director,” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey, LLP in connection with regulatory filings. The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from April 16, 2021 (inception) through December 31, 2021 totaled $65,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey, LLP for consultations concerning financial accounting and reporting standards for the period from April 16, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay MaloneBailey, LLP for tax planning and tax advice for the period from April 16, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay MaloneBailey, LLP for tax planning and tax advice for the period from April 16, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at sec.report.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Broad Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Broad Capital Acquisition Corp. (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the period from April 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2022

BROAD CAPITAL ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

ASSETS
Current asset - cash	$2,164
Deferred offering costs	287,601
Total Assets	$289,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$151,503
Promissory note – related party	133,357
Total Current Liabilities	284,860

Commitments and Contingencies	—

Stockholders’ Equity
Preferred shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, par value $0.000001; 100,000,000 shares authorized; 2,875,000 issued and outstanding (1)	3
Additional paid-in capital	24,997
Accumulated deficit	(20,095)
Total Stockholders’ Equity	4,905
Total Liabilities and Stockholders’ Equity	$289,765

(1)	Includes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. On February 10, 2022, the underwriters partially exercised the over-allotment option and purchased an additional 159,069 units and forfeited the remainder of the option, meaning 335,233 shares of common stock were forfeited.

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from April 16, 2021 (inception) through December 31, 2021

Operating costs	$(20,095)
Net Loss	$(20,095)

Weighted average shares outstanding, basic and diluted (1)	2,500,000
Basic and diluted net loss per ordinary share	$(0.01)

(1)	Excludes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. On February 10, 2022, the underwriters partially exercised the over-allotment option and purchased an additional 159,069 units and forfeited the remainder of the option, meaning 335,233 shares of common stock were forfeited.

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Issuance of common stock to Sponsor(1)	2,875,000	3	24,997	—	25,000
Net loss	—	—	—	(20,095)	(20,095)
Balance – December 31, 2021	2,875,000	$3	$24,997	$(20,095)	$4,905

(1)	Includes an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. On February 10, 2022, the underwriters partially exercised the over-allotment option and purchased an additional 159,069 units and forfeited the remainder of the option, meaning 335,233 shares of common stock were forfeited

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from Operating Activities:
Net Loss	$(20,095)
Changes in operating assets and liabilities:
Accrued expenses	20,000
Net cash used in operating activities	(95)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Payment of deferred offering costs	(120,646)
Proceeds from Promissory Note – related party	97,905
Net cash provided by financing activities	2,259

Net Change in Cash	2,164
Cash – Beginning of period	—
Cash – Ending of period	$2,164

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	35,452
Deferred offering costs included in accrued offering costs	151,503

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

Broad Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on April 16, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 16, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Broad Capital LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 10, 2022. On January 13, 2022, the Company closed its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of Common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”), and incurring transaction costs of $6,914,557, of which $3,500,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,590,690, and forfeited the remainder of the option.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 446,358 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,463,580 (the “Private Placement”). (see Note 4).

Following the closing of the Initial Public Offering on January 13, 2022, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Units, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Insider shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The holders of the Insider shares have agreed (a) to waive their redemption rights with respect to the Insider shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 12 months (or 15 months, or 18 months, as applicable from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Insider shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Insider shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $2,164 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 4), and loan from the Sponsor of $133,357 under the Note (as defined in Note 4). Following the IPO of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Offering. Should the Proposed Offering have proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would have been charged to operations.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from April 16, 2021 (inception) to December 31, 2021.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

On January 13, 2022, the Company closed its Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000.

Each Unit consists of one share of common stock and one right to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination.

As of January 13, 2022, the Company closed its Initial Public Offering and incurred transaction costs of approximately $6,914,557, of which $3,500,000 was for deferred underwriting commissions.

On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,590,690, and forfeited the remainder of the option.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 446,358 Placement Units at a price of $10.00 per Placement Unit ($4,463,580 in the aggregate).

The proceeds from the sale of the Placement Units were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units will expire worthless.

Simultaneously with the closing of the Over-Allotment, the Company completed the private sale of an additional 4,772 placement units at a purchase price of $10.00 per placement unit, to the Company’s sponsor, Broad Capital LLC, generating additional gross proceeds to the Company of $47,720.70.

In connection with the closing and sale of the Over-Allotment Units and the additional placement units (together, the “Over-Allotment Closing”), a total of $1,606,596.90 in proceeds from the Over-Allotment Closing (which amount includes $31,813.80 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder shares

On May 7, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000. The founder shares include an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of founder shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering.

On May 25, 2021, our sponsor transferred 80,000 insider shares of common stock among our four independent directors, leaving 2,795,000 insider shares held by our sponsor.

The initial stockholders have agreed not to transfer, assign or sell any of the common stock (except to certain permitted transferees as disclosed herein) until, with respect to any of the common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or earlier, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. As of December 31, 2021, the Company had borrowed $133,357 under the promissory note with the Sponsor. Following the IPO of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Arrangement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the insider shares and Private Placement Units that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Units or units issued upon conversion of the Working Capital Loans and upon conversion of the Insider shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,558,876.20, and forfeited the remainder of the option, less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate (or $2,300,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate (or $4,025,000 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On December 31, 2021, there were 2,875,000 shares of Common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue.

On January 13, 2022, Broad Capital Acquisition Corp. (the “Company”) completed its initial public offering (the “Offering”) of 10,000,000 units (“Units”). Each Unit consists of one share of common stock, par value $0.000001 per share, of the Company (“Common stock”), and one right to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination, pursuant to the Company’s registration statement on Form S-1 (File No. 333-258943). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

Simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 446,358 units (the “Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,463,580 (the “Private Placement”). The Placement Units are identical to the Units sold in the Offering. The holders have agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances, as described in the prospectus) until 30 days after completion of the Company’s initial business combination. The holders were also granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $101,000,000 of the net proceeds from the Offering and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders.

Following the IPO of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022.

On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,590,690, and forfeited the remainder of the option.

Simultaneously with the closing of the Over-Allotment, the Company completed the private sale of an additional 4,772 placement units at a purchase price of $10.00 per placement unit, to the Company’s sponsor, Broad Capital LLC, generating gross proceeds to the Company of $47,720.70 for a total of $5,218,358 from the placement units.

In connection with the closing and sale of the Over-Allotment Units and the additional Private Placement Units (together, the “Over-Allotment Closing”), a total of $1,606,596.90 in proceeds from the Over-Allotment Closing (which amount includes $31,813.80 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 10, 2022, between the Company and Chardan Capital Markets, LLC(5)
3.1	First Amended and Restated Certificate of Incorporation(5)
3.2	Form of Amended and Restated Certificate of Incorporation(4)
3.3	Bylaws(1)
3.4	Form of Second Amended and Restated Certificate of Incorporation(3)
4.1	Specimen Unit Certificate(2)
4.2	Specimen common stock Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
4.5	Description of Registered Securities*
10.1	Investment Management Trust Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
10.2	Registration and Stockholder Rights Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and certain directors of the Company(5)
10.3	Private Placement Unit Purchase Agreement, dated as of January 10, 2022, between the Company and Broad Capital LLC(5)
10.4	Form of Indemnity Agreement(2)
10.5	Promissory Note, dated as of April 16, 2021, issued to Broad Capital LLC(1)
10.6	Securities Subscription Agreement, dated May 7, 2021, between the Registrant and Broad Capital LLC(1)
10.7	Letter Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and each of the officers and directors of the Company(5)
10.8	Administrative Services Agreement between the Company and Broad Capital LLC(5)
10.9	Amendment to Promissory Note(3)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith.
**	Furnished herewith.

(1) Incorporated by reference to the Company’s Registration Statement (Draft), filed with the SEC on July 6, 2021.

(2) Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 19, 2021.

(3) Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 15, 2021

(4) Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 16, 2021

(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 14, 2022.

47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broad Capital Acquisition Corp
Date: March 31, 2022	By: /s/ Johann Tse
Johann Tse Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johann Tse	Chief Executive Officer and Director	March 31, 2022
Johann Tse	(Principal Executive Officer)

/s/ Rongrong (Rita) Jiang	Chief Financial Officer	March 31, 2022
Rongrong (Rita) Jiang	(Principal Financial and Accounting Officer)

/s/ Teck-Yong Heng	Director	March 31, 2022
Teck-Yong Heng

/s/ Nicholas Shao	Director	March 31, 2022
Nicholas Shao

/s/ Wayne Trimmer	Director	March 31, 2022
Wayne Trimmer

/s/ Keith Adams	Director	March 31, 2022
Keith Adams

48