Form 10-Q
period 2022-03-31
Broad Capital Acquisition Corp
filed 2022-05-13
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41212

BROAD CAPITAL ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	86-3382967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 Annabel Lane, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(469) 951-3088

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.000001 per share, and one Right to acquire 1/10 of one share of common stock	BRACU	The Nasdaq Stock Market LLC
common stock included as part of the Units	BRAC	The Nasdaq Stock Market LLC
Rights included as part of the Units	BRACR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 11, 2022, there were 11,147,381 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

BROAD CAPITAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

March 31, 2022

	March 31, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets
Cash	$639,346	$2,164
Deferred offering costs	-	287,601
Total Current Assets	$639,346	$289,765

Cash and Marketable Securities held in trust account	102,646,544	-

Total Assets	$103,285,890	$289,765

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$47,500	$151,503
Promissory note – related party	-	133,357
Total Current Liabilities	47,500	284,860

Deferred underwriter commission	3,555,674	-

Total Liabilities	3,603,174	284,860

Commitments and Contingencies

Common Stock subject to possible redemption; 11,500,000 shares (at $10.10 per share)	102,606,597	-

Shareholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 10,159,069 shares subject to possible redemption)	3	3

Additional paid-in capital	-	24,997
Accumulated deficit	(2,923,884)	(20,095)
Total Shareholders’ Deficit	(2,923,881)	4,905
Total Liabilities and Shareholders’ Deficit	$103,285,890	$289,765

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENT OF OPERATIONS

March 31, 2022

(UNAUDITED)

For the Three Months Ended March 31, 2022

Formation and operating costs	$(459,413)
Loss from Operations	(459,413)

Other Income
Interest earned on marketable securities held in trust account	39,948
Net Loss	$(419,465)

Weighted average shares outstanding of ordinary shares	11,901,642
Basic and diluted net loss per ordinary share	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Common Stock		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance – December 31, 2021	2,875,000	$3	$24,997	$(20,095)	$4,905
Sale of Units in Initial Public Offering	10,159,069	10	101,590,680	-	101,590,690
Common Stock subject to possible redemption	(10,159,069)	(10)	(102,606,587)	-	(101,606,597)
Sale of Placement Units	451,130	-	4,511,300	-	4,511,300
Offering and Underwriting costs		-	(2,449,040)	-	(2,449,040)
Deferred underwriting commission	-	-	(3,555,674)	-	(3,555,674)
Forfeiture of Insider Shares	(335,233)	-	-	-	-
Re-classification	-	-	2,484,324	(2,484,324)	-
Net loss	-	-	-	(419,465)	(419,465)
Balance – March 31, 2022	2,990,897	3	-	(2,923,884)	(2,923,881)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(419,465)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(39,948)
Changes in operating assets and liabilities:
Accrued expenses	(103,827)
Net cash used in operating activities	(563,240)

Cash flows from investing activities:
Investment of cash in Trust Account	(102,606,596)
Net cash used in investing activities	(102,606,596)

Cash flows from financing activities:
Proceeds from sale of Units, net of IPO costs	99,429,074
Proceeds from sale of Placement Units	4,511,301
Repayment of promissory note – related party	(133,357)
Net cash provided by financing activities	103,807,018

Net change in cash	637,182
Cash at the beginning of the period	2,164
Cash at the end of the period	$639,346

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$3,555,674
Initial Classification of Common Stock subject to redemption	$102,606,597
Deferred offering costs paid for by Promissory note – related party	$176

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

Broad Capital Acquisition Corp (the “Company”) is a blank check company incorporated in the State of Delaware on April 16, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.

As of March 31, 2022, the Company had not commenced any operations. All activity for the (inception) through December 31, 2021 and the three months ended March 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Broad Capital LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 10, 2022. On January 13, 2022, the Company closed its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”), and incurring transaction costs of $6,917,226, of which $3,500,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,590,690, and forfeited the remainder of the option.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 446,358 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,463,580 (the “Private Placement”) (see Note 4). With the exercise of the overallotment, the Company consummated the Private Placement of an additional 4,772 Placement Units to Broad Capital LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $47,720.

On February 10, 2022, the underwriters partially exercised the over-allotment option and purchased an additional 159,069 Units, generating gross proceeds of $1,590,690 and forfeited the remainder of the option, which is 335,233 shares of common stock.

In connection with the closing and sale of the Over-Allotment Units and the additional Placement Units (together, the “Over-Allotment Closing”), a total of $1,606,597 in proceeds from the Over-Allotment Closing (which amount includes $31,814 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds of the Placement Units, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The holders of the Insider Shares have agreed to waive their liquidation rights with respect to the Insider shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Insider shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $639,346 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 4. Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022.

Marketable Securities Held in Trust Account

As of March 31, 2022, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of March 31, 2022, the balance in the Trust Account was $102,646,544.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

On January 13, 2022, the Company closed its Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000.

Each Unit consists of one share of common stock and one right to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination.

As of January 13, 2022, the Company closed its Initial Public Offering and incurred transaction costs of approximately $6,917,226, of which $3,500,000 was for deferred underwriting commissions.

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

The proceeds from the sale of the Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units will expire worthless.

Simultaneously with the closing of the Over-Allotment, the Company completed the private sale of an additional 4,772 placement units at a purchase price of $10.00 per placement unit, to the Company’s sponsor, Broad Capital LLC, generating additional gross proceeds to the Company of $47,720.

In connection with the closing and sale of the Over-Allotment Units and the additional placement units (together, the “Over-Allotment Closing”), a total of $1,606,597 in proceeds from the Over-Allotment Closing was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On May 7, 2021, the Sponsor purchased 2,875,000 insider shares for an aggregate purchase price of $25,000. The number of insider shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering.

On May 25, 2021, our sponsor transferred 80,000 insider shares of common stock among our four independent directors, leaving 2,795,000 insider shares held by our sponsor.

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of March 31, 2022, there were 2,990,897 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the insider shares and Placement Units that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Placement Units or units issued upon conversion of the Working Capital Loans and upon conversion of the Insider shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,590,690, and forfeited the remainder of the option, less the underwriting discounts and commissions.

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

On February 10, 2022, the underwriters purchased an additional 159,069 Option Units pursuant to the exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $1,590,690.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On March 31, 2022, there were 2,990,897 (excluding 10,159,069 shares subject to possible redemption) shares of Common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On March 31, 2022, there were no preferred shares issued or outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the financial statements were available to issue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Broad Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Broad Capital, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (“Business Combination”) with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds our initial public offering (“Initial Public Offering”) and the private placement of the placement units (“Placement Units”), the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares of common stock in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the insider shares resulted in the issuance of common stock on a greater than one-to-one basis;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our common stock and/or rights.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $39,948 for the three months ended March 31, 2022. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $419,465 for the three months ended March 31, 2022

Liquidity and Capital Resources

On January 13, 2022, we consummated our Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $10,000,000 and incurring transaction costs of $6,917,226, of which $3,500,000 was for deferred underwriting commissions. On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,590,690, and forfeited the remainder of the option.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 446,358 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,463,580 (the “Private Placement”). With the exercise of the overallotment, the Company consummated the Private Placement of an additional 4,772 Placement Units to Broad Capital LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $47,720.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until January 13, 2023 to consummate a Business Combination subject to extension to July 13, 2023. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

The underwriter is entitled to deferred commissions of $3,555,674 from the Units sold in the Initial Public Offering. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated January 10, 2022 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 13, 2022, simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 446,358 units (the “Private Placement Units”) to Broad Capital LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,463,580 (the “Private Placement”). On February 10, 2022, the underwriters partially exercised the over-allotment option and purchased an additional 159,069 Units, generating gross proceeds of $1,590,690 and forfeited the remainder of the option, which is 335,233 shares of common stock. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. With the exercise of the overallotment, the Company consummated the Private Placement of an additional 4,772 Placement Units to Broad Capital LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $47,720.

Use of Proceeds from the Public Offering

In connection with the closing and sale of the Over-Allotment Units and the additional private placement units (together, the “Over-Allotment Closing”), a total of $1,606,597 in proceeds from the Over-Allotment Closing (which amount includes $31,814 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broad Capital Acquisition Corp

Date: May 13, 2022	By:	/s/ Johann Tse
Johann Tse Chief Executive Officer

