Form 10-Q
period 2022-06-30
Broad Capital Acquisition Corp
filed 2022-08-08
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41212

BROAD CAPITAL ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	86-3382967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 Annabel Lane, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(469) 951-3088

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.000001 per share, and one Right to acquire 1/10 of one share of common stock	BRACU	The Nasdaq Stock Market LLC
common stock included as part of the Units	BRAC	The Nasdaq Stock Market LLC
Rights included as part of the Units	BRACR	The Nasdaq Stock Market LLC

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

As of August 8, 2022, there were 11,250,417 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

BROAD CAPITAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

June 30, 2022

	June 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets
Cash	$622,351	$2,164
Deferred offering costs	-	287,601
Total Current Assets	622,351	289,765

Cash and Marketable Securities held in trust account	102,755,004	-

Total Assets	$103,377,355	$289,765

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$140,315	$151,503
Accounts payable	7,500	-
Promissory note – related party	-	133,357
Total Current Liabilities	147,815	284,860

Deferred underwriter commission	3,555,674	-

Total Liabilities	3,703,489	284,860

Commitments and Contingencies

Common Stock subject to possible redemption; 10,159,069 shares (at $10.10 per share)	102,606,597	-

Shareholders’ Equity (Deficit)
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 10,159,069 shares subject to possible redemption)	3	3
Additional paid-in capital	-	24,997
Accumulated deficit	(2,932,734)	(20,095)
Total Shareholders’ Equity (Deficit)	(2,932,731)	4,905
Total Liabilities and Shareholders’ Equity (Deficit)	$103,377,355	$289,765

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Period from April 16, 2021 (Inception) Through June 30, 2021

Formation and operating costs	$(117,309)	$(576,722)	$-
Loss from Operations	(117,309)	(576,722)	-

Other Income
Interest earned on marketable securities held in trust account	108,459	148,407	-
Net Income (Loss)	$(8,850)	$(428,315)	$-

Weighted average shares outstanding of ordinary shares	13,485,199	12,752,366	2,500,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2021 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021	2,875,000	$3	$24,997	$(20,095)	$4,905

Sale of Units in Initial Public Offering	10,159,069	10	101,590,680	-	101,590,690
Common Stock subject to possible redemption	(10,159,069)	(10)	(102,606,587)	-	(102,606,597)
Sale of Placement Units	451,130	-	4,511,300	-	4,511,300
Offering and Underwriting costs		-	(2,449,040)	-	(2,449,040)
Deferred underwriting commission	-	-	(3,555,674)	-	(3,555,674)
Forfeiture of Insider Shares	(335,233)	-	-	-	-
Re-classification	-	-	2,484,324	(2,484,324)	-
Net loss	-	-	-	(419,465)	(419,465)
Balance – March 31, 2022	2,990,897	$3	-	$(2,923,884)	$(2,923,881)
Net loss	-	-	-	(8,850)	(8,850)
Balance – June 30, 2022	2,990,897	$3	-	$(2,932,734)	$(2,932,731)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – April 16, 2021 (Inception)	-	$-	$-	$-	$-

Issuance of common stock to Sponsor	2,875,000	3	24,997	-	25,000
Net loss	-	-	-	-	-
Balance – June 30, 2021	2,875,000	3	24,997	-	25,000

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

		For the Period from
		April 16, 2021
	Six Months Ended	(Inception) Through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(428,315)	$-
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(148,407)	-
Changes in operating assets and liabilities:
Account payables	7,500	-
Accrued expenses	(11,012)	36,283
Net cash used in operating activities	(580,234)	(36,283)

Cash flows from investing activities:
Investment of cash in Trust Account	(102,606,597)	-
Net cash used in investing activities	(102,606,597)	-

Cash flows from financing activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of IPO costs	99,429,074	-
Proceeds from sale of Placement Units	4,511,301	-
Payment of deferred offering costs	-	(90,536)
Proceeds from Promissory Note – related party	-	35,452
Repayment of Promissory note – related party	(133,357)	-
Net cash provided by financing activities	103,807,018	(30,084)

Net change in cash	620,187	6,199
Cash at the beginning of the period	2,164	-
Cash at the end of the period	$622,351	$6,199

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs	$-	36,283
Deferred underwriting fee payable	$3,555,674	$-
Initial Classification of Common Stock subject to redemption	$102,606,597	$-
Deferred offering costs paid for by Promissory note – related party	$176	$-

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the (inception) through December 31, 2021 and the six months ended June 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 446,358 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,463,580 (the “Private Placement”) (see Note 4). With the exercise of the overallotment, the Company consummated the Private Placement of 4,772 Placement Units to Broad Capital LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $47,720.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $622,351 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 4). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022.

Marketable Securities Held in Trust Account

As of June 30, 2022, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of June 30, 2022, the balance in the Trust Account was $102,755,004.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the six months ended June 30, 2022.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of June 30, 2022, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) June 30, 2022 or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period April 16, 2021 (inception) through June 30, 2022, $50,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On June 30, 2022, there were 2,990,897 (excluding 10,159,069 shares subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On June 30, 2022, there were no preferred shares issued or outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $108,459 and $148,407 for the three months ended June 30, 2022 and the six months ended June 30, 2022. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $8,850 and a net loss of $428,315 for the three months ended June 30, 2022 and the six months ended June 30, 2022.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our chief executive officer or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation. For the period April 16, 2021 (inception) through June 30, 2022, $50,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Broad Capital Acquisition Corp

Date: August 8, 2022	By:	/s/ Johann Tse
Johann Tse Chief Executive Officer

