Form 10-Q
period 2022-09-30
Broad Capital Acquisition Corp
filed 2022-11-14
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41212

BROAD CAPITAL ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	86-3382967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 Annabel Lane, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(469) 951-3088

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.000001 per share, and one Right to acquire 1/10 of one share of common stock	BRACU	The Nasdaq Stock Market LLC
common stock included as part of the Units	BRAC	The Nasdaq Stock Market LLC
Rights included as part of the Units	BRACR	The Nasdaq Stock Market LLC

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

As of November 14, 2022, there were 13,149,966 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding.

BROAD CAPITAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
	Balance Sheets as of September 30, 2022 and December 31, 2021	F-1
	Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Period from April 16, 2021 (inception) through September 30, 2021	F-2
	Statements of Change sin Stockholders' Deficit for the Nine Months ended September 30, 2022 and for the period from April 16, 2021 (inception) through September 30, 2021	F-3
	Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from April 16, 2021 (inception) through September 30, 2021	F-4
	Notes to Financial Statements	F-5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4	Controls and Procedures	6
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	7
Item 1A	Risk Factors	7
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3	Defaults Upon Senior Securities	8
Item 4	Mine Safety Disclosures	8
Item 5	Other Information	8
Item 6	Exhibits	8

Signatures		9

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

September 30, 2022

	September 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets
Cash	$529,566	$2,164
Deferred offering costs	-	287,601
Total Current Assets	529,566	289,765

Cash and Marketable Securities held in trust account	103,233,186	-

Total Assets	$103,762,752	$289,765

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$130,000	$151,503
Accounts payable	177,342	-
Promissory note – related party	-	133,357
Total Current Liabilities	307,342	284,860

Deferred underwriter commission	3,555,674	-

Total Liabilities	3,863,016	284,860

Commitments and Contingencies

Common Stock subject to possible redemption; 10,159,069 shares (at $10.14 per share)	103,033,186	-

Shareholders’ Equity (Deficit)
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 10,159,069 shares subject to possible redemption)	3	3
Additional paid-in capital	-	24,997
Accumulated deficit	(3,133,453)	(20,095)
Total Shareholders’ Equity (Deficit)	(3,133,450)	4,905
Total Liabilities and Shareholders’ Equity (Deficit)	$103,762,752	$289,765

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Period from April 16, 2021 (Inception) Through September 30, 2021

Formation and operating costs	$(252,312)	$(829,034)	$-
Loss from Operations	(252,312)	(829,034)	-

Other Income
Interest earned on marketable securities held in trust account	478,182	626,589	-
Net Income (Loss)	$225,870	$(202,445)	$-

Weighted average shares outstanding of Common Stock	13,485,199	13,000,236	2,500,000
Basic and diluted net loss per share of Common Stock	$0.02	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 2021 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	2,875,000	$3	$24,997	$(20,095)	$4,905

Sale of Units in Initial Public Offering	10,159,069	10	101,590,680	-	101,590,690
Common Stock subject to possible redemption	(10,159,069)	(10)	(102,606,587)	-	(102,606,597)
Sale of Placement Units	451,130	-	4,511,300	-	4,511,300
Offering and Underwriting costs	-	-	(2,449,040)	-	(2,449,040)
Deferred underwriting commission	-	-	(3,555,674)	-	(3,555,674)
Forfeiture of Insider Shares	(335,233)	-	-	-	-
Re-classification	-	-	2,484,324	(2,484,324)	-
Net loss	-	-	-	(419,465)	(419,465)
Balance – March 31, 2022	2,990,897	$3	-	$(2,923,884)	$(2,923,881)
Net loss	-	-	-	(8,850)	(8,850)
Balance – June 30, 2022	2,990,897	$3	-	$(2,932,734)	$(2,932,731)
Net Income	-	-		225,870	225,870
Remeasurement of common stock subject to redemption	-	-	-	(426,589)	(426,589)
Balance – September 30, 2022	2,990,897	$3	-	$(3,133,453)	$(3,133,450)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – April 16, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	2,875,000	3	24,997	-	25,000
Net loss	-	-	-	-	-
Balance – June 30, 2021	2,875,000	3	24,997	-	25,000
Net loss	-	-	-	-	-
Balance – September 30, 2021	2,875,000	3	24,997	-	25,000

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

		For the Period from
		April 16, 2021
	Nine Months Ended	(Inception) Through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(202,445)	$-
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(626,589)	-
Changes in operating assets and liabilities:
Account payables	177,342	-
Accrued expenses	(21,327)	-
Net cash used in operating activities	(673,019)	-

Cash flows from investing activities:
Investment of cash in Trust Account	(102,606,597)	-
Net cash used in investing activities	(102,606,597)	-

Cash flows from financing activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of IPO costs	99,429,074	-
Proceeds from sale of Placement Units	4,511,301	-
Payment of deferred offering costs	-	(109,901)
Proceeds from Promissory Note – related party	-	85,500
Repayment of Promissory note – related party	(133,357)	-
Net cash provided by financing activities	103,807,018	599

Net change in cash	527,402	599
Cash at the beginning of the period	2,164	-
Cash at the end of the period	$529,566	$599

Supplemental disclosure of non-cash investing and financing activities:
Subsequent remeasurement of Common Stock subject to redemption	$426,589	$-
Deferred offering costs	$-	$149,210
Deferred underwriting fee payable	$3,555,674	$-
Initial Classification of Common Stock subject to redemption	$102,606,597	$-
Deferred offering costs paid for by Promissory note – related party	$176	$-

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

As of September 30, 2022, the Company had not commenced any operations. All activity from the (inception) through December 31, 2021 and the nine months ended September 30, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Broad Capital LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 10, 2022. On January 13, 2022, the Company closed its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000 (the “Initial Public Offering”), and incurring transaction costs of $6,917,226, of which $3,500,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,590,690, and forfeited the remainder of the option.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 446,358 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $4,463,580 (the “Private Placement”) (see Note 4). With the exercise of the Over-Allotment Units, the Company consummated the Private Placement of 4,772 Placement Units to the Sponsor generating gross proceeds of $47,720.

On February 9, 2022, the underwriters partially exercised the over-allotment option and purchased an additional 159,069 Units, generating gross proceeds of $1,590,690 and forfeited the remainder of the option, which is 335,233 shares of common stock. In connection with the closing and sale of the Over-Allotment Units and the additional Placement Units (together, the “Over-Allotment Closing”), a total of $1,606,597 in proceeds from the Over-Allotment Closing (which amount includes $31,814 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

If the Company has not completed a Business Combination within 12 months (or 15 months, or 18 months, as applicable from the closing of the Initial Public Offering as provided in the Company’s registration statement (the “Combination Period”)), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $529,566 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 4). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022.

Marketable Securities Held in Trust Account

As of September 30, 2022, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of September 30, 2022, the balance in the Trust Account was $103,233,186.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the nine months ended September 30, 2022.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On May 7, 2021, the Sponsor purchased 2,875,000 insider shares for an aggregate purchase price of $25,000. The number of insider shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of Common Stock after the Initial Public Offering.

On May 25, 2021, the Sponsor transferred 80,000 insider shares of Common Stock among our four independent directors, leaving 2,795,000 insider shares held by our Sponsor.

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of September 30, 2022, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period April 16, 2021 (inception) through September 30, 2022, $80,000 of expense was recorded and included in formation and operating costs in the statement of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the insider shares and Placement Units that may be issued upon conversion of Working Capital Loans (and any shares of Common Stock issuable upon the exercise of the Placement Units or units issued upon conversion of the Working Capital Loans and upon conversion of the Insider shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On September 30, 2022, there were 2,990,897 (excluding 10,159,069 shares subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On September 30, 2022, there were no preferred shares issued or outstanding.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Broad Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Broad Capital, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $478,182 and $626,589 for the three months ended September 30, 2022 and the nine months ended September 30, 2022 respectively. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net income of $225,870 and a net loss of $202,445 for the three months ended September 30, 2022 and the nine months ended September 30, 2022.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation. For the period April 16, 2021 (inception) through September 30, 2022, $80,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Broad Capital Acquisition Corp

Date: November 14, 2022	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

