Form 10-K/A
period 2021-12-31
Broad Capital Acquisition Corp
filed 2022-12-09
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends Part I of the Annual Report on Form 10-K of Broad Capital Acquisition Corp (the “Company”) for the year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”) to disclose that our Sponsor, Broad Capital LLC, is not controlled by one or more non-US persons and therefore is unlikely to constitute a “foreign person” under CFIUS rules and regulations. Nonetheless, if Broad Capital LLC were to be considered a “foreign person” under CFIUS rules and regulations, it would limit the pool of potential targets that we may complete an initial business combination with. The Original Filing has been amended to disclose that the time necessary for government review of the initial business combination or a decision to prohibit the initial business combination could prevent us from completing an initial business combination and require us to liquidate should we be subject to CFIUS review.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

-	Part I. Item 1. Business

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Johann Tse, our Chief Executive Officer, and Rongrong (Rita) Jiang, our Chief Financial Officer, both of whom permanently reside in, and are citizens of, the United States. Mr. Tse brings more than 30 years of leadership experience across numerous engagements in the fields of corporate operation and management, venture capital, and multinational mergers and acquisitions and has served as an independent board member of several Chinese companies listed in the United States in sectors including tourism, media and restaurant supplies manufacturing and sales. As a pioneer, investor and cross-cultural entrepreneur, he brings deep insights and rich experience for the formulation and implementation of corporate development strategies for businesses in Asia, Europe and North America on a global scale. Mr. Tse and Ms. Jiang are directors and the 50:50 owners of our sponsor.

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

Our sponsor, Broad Capital LLC, is a Delaware limited liability company. Our sponsor currently beneficially owns 2,990,897 shares of our common stock. Our sponsor is jointly controlled by Johann Tse, our Chief Executive Officer, and Rita Jiang, our Chief Financial Officer, both of whom are U.S. persons. As such, we do not believe that our sponsor would constitute a “foreign person” under CFIUS rules and regulations, and we do not believe any future initial business combination between us and a target company would be subject to CFIUS review. If, however, our future business combination does fall within the scope of applicable foreign ownership restrictions, we may be unable to consummate the business combination so we may be required to seek other potential targets. The pool of potential targets with which we could complete an initial business combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy, which could delay our ability to close our initial business combination within the requisite time period, which means we may be required to liquidate. If we make a mandatory filing or determine to submit a voluntary notice to CFIUS, or proceed with the business combination without notifying CFIUS, we risk CFIUS intervention, before or after closing the business combination.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 10, 2022, between the Company and Chardan Capital Markets, LLC(5)
3.1	First Amended and Restated Certificate of Incorporation(5)
3.2	Form of Amended and Restated Certificate of Incorporation(4)
3.3	Bylaws(1)
3.4	Form of Second Amended and Restated Certificate of Incorporation(3)
4.1	Specimen Unit Certificate(2)
4.2	Specimen common stock Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
4.5	Description of Registered Securities**
10.1	Investment Management Trust Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
10.2	Registration and Stockholder Rights Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and certain directors of the Company(5)
10.3	Private Placement Unit Purchase Agreement, dated as of January 10, 2022, between the Company and Broad Capital LLC(5)
10.4	Form of Indemnity Agreement(2)
10.5	Promissory Note, dated as of April 16, 2021, issued to Broad Capital LLC(1)
10.6	Securities Subscription Agreement, dated May 7, 2021, between the Registrant and Broad Capital LLC(1)
10.7	Letter Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and each of the officers and directors of the Company(5)
10.8	Administrative Services Agreement between the Company and Broad Capital LLC(5)
10.9	Amendment to Promissory Note(3)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Filed with the Original Filing.

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

Broad Capital Acquisition Corp

Date: December 9, 2022	By:	/s/ Johann Tse
Johann Tse Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johann Tse	Chief Executive Officer and Director	December 9, 2022
Johann Tse	(Principal Executive Officer)

/s/ Rongrong (Rita) Jiang	Chief Financial Officer	December 9, 2022
Rongrong (Rita) Jiang	(Principal Financial and Accounting Officer)

/s/ Teck-Yong Heng	Director	December 9, 2022
Teck-Yong Heng

/s/ Nicholas Shao	Director	December 9, 2022
Nicholas Shao

/s/ Wayne Trimmer	Director	December 9, 2022
Wayne Trimmer

/s/ Keith Adams	Director	December 9, 2022
Keith Adams

48