Form 10-K
period 2022-12-31
Broad Capital Acquisition Corp
filed 2023-03-17
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 14, 2023, there were there were 2,990,897 shares of common stock, par value $0.000001 per share, issued and outstanding (excluding 5,931,608 shares subject to possible redemption), and 0 shares of preferred stock, par value $0.000001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” refers to our common shares, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and rights agent of our public rights (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal at Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering of the Company’s units on January 11, 2022;

●	“initial stockholders” are to our sponsor and any other holders of our insider shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);

●	“insider shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our common stock issuable upon the conversion thereof as provided herein;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Openmarkets” are to Openmarkets Group Pty Ltd., a Delaware corporation;

●	“Openmarkets Merger” are to the merger and other transactions between the Company, Openmarkets, and other companies as effectuated and further described in the Openmarkets Merger Agreement;

●	“Openmarkets Merger Agreement” are to the Agreement and Plan of Merger and Business Combination Agreement entered into on January 18, 2023, and as it may be further amended or supplemented from time to time, by and among the Company, Openmarkets, BMYG OMG Pty Ltd, and Broad Capital LLC;

●	“Over-Allotment Closing” are to the closing of the underwriters’ purchase of the Over-Allotment Units in its partial exercise of the over-allotment option on February 10, 2022;

●	Over-Allotment Units” are to the additional 159,069 Units purchased from the Company generating gross proceeds of $1,590,690;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement rights” are to our rights which are included within the placement units being purchased by our sponsor in the private placement;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement right;

●	“private placement” are to the private placement of 446,358 placement units at a price of $10.00 per unit, for an aggregate purchase price of $4,463,580, which occurred simultaneously with the completion of our initial public offering and the additional private sale of 4,772 placement units at a price of $10.00 per unit, for an aggregate purchase price of $47,720 on February 9, 2022, as part of the underwriters partial exercise of their over-allotment option of an additional 159,069 units for a total of $4,511,300 from the placement units;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public rights” refer to the rights which are part of the units;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Registration Statement” are to the Form S-1 filed publicly with the SEC on August 19, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative” are to Chardan Capital Markets, LLC, who is the representative of the underwriters in our initial public offering;

●	“rights” refer to the rights which are part of the units;

●	“rights agent” are to Continental;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Broad Capital LLC;

●	“trust account” are to the trust account at J.P. Morgan Securities LLC maintained by the trustee in which an amount of $104,162,029 as of December 31, 2022 from the net proceeds of the sale of the units and placement units (including to reflect the underwriters partial exercise of the overallotment) in the initial public offering;

●	“trustee” are to Continental;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one right; and

●	“we,” “us,” “our” or “Company” are to Broad Capital Acquisition Corp.

PART I

Item 1. Business

General

We are an early-stage blank check company incorporated in April 2021 as a Delaware corporation whose business purpose is to effect an initial business combination. Since the closing of our initial public offering on January 13, 2022, we have focused our efforts on the search for an initial business combination that may provide significant opportunities for attractive investor returns.

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 446,358 units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds of $4,463,580. On February 9, 2022, the Underwriters partially exercised the over-allotment option and on February 10, 2022, purchased an additional 159,069 Units from the Company (the “Over-Allotment Units”), generating gross proceeds of $1,590,690 and the Company completed the additional private sale of 4,772 private units at a purchase price of $10.00 per private placement unit, to the Company’s sponsor generating gross proceeds to the Company of $47,720.

In connection with the closing and sale of the Over-Allotment Units and the additional private placement units (together, the “Over-Allotment Closing”), a total of $1,606,597 in proceeds from the Over-Allotment Closing (which amount includes $31,814 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public stockholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“CSTT”).

Our management team is led by Johann Tse, our Chief Executive Officer, and Rongrong (Rita) Jiang, our Chief Financial Officer, both of whom permanently reside in, and are citizens of, the United States. Mr. Tse brings more than 30 years of leadership experience across numerous engagements in the fields of corporate operation and management, venture capital, and multinational mergers and acquisitions and has served as an independent board member of several Chinese companies listed in the United States in sectors including tourism, media and restaurant supplies manufacturing and sales. Mr. Tse and Ms. Jiang are directors of the Company and the co-managers and 50:50 owners of our sponsor.

The Openmarkets Merger Agreement

This section describes the material provisions of the Openmarkets Merger Agreement but does not purport to describe all of the terms thereof. The following summary of the Openmarkets Merger is qualified in its entirety by reference to the complete text of the Openmarkets Merger Agreement, a copy of which is attached hereto as Exhibit 2.1. Stockholders of the Company and other interested parties are urged to read the Openmarkets Merger Agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below have the meanings given to them in the Openmarkets Merger Agreement.

General Description of the Openmarkets Merger Agreement

On January 18, 2023, the Company entered into an Agreement and Plan of Merger and Business Combination Agreement (the “Openmarkets Merger Agreement” or “BCA”) with Openmarkets Group Pty Ltd., an Australian proprietary limited company (“Openmarkets” or the “Target”), BMYG OMG Pty Ltd., an Australian proprietary limited company and Broad Capital LLC, solely as the Company’s sponsor (collectively, the “Parties”). Pursuant to the Openmarkets Merger Agreement, prior to the closing (the “Closing”) of the contemplated transactions (collectively, the “Business Combination”), the Parties will cause the Company to move its domicile from the State of Delaware to Australia by merging a to-be-formed Delaware corporation (“Merger Sub”), which shall be wholly-owned by a to-be-formed Australian corporation (the “Purchaser”) with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of the Purchaser (the “Redomestication Merger”).

As a result of the Redomestication Merger, (i) each issued and outstanding share of the Company’s common stock, par value $0.000001 per share (the “Company Common Stock”), will convert into the right to receive one ordinary share of the Purchaser (the “Purchaser Shares”); (ii) each of the Company’s units (the “Company Units”), comprised of one share of Company Common Stock and one right to receive one-tenth of one share of Company Common Stock upon the Closing (each a “Company Right”), shall convert into the right to receive one unit of the Purchaser, comprised of one Purchaser Share and one right to receive one-tenth of one Purchaser Share upon the Closing (each a “Purchaser Right”); and (iii) each Company Right shall be converted into the right to receive one Purchaser Right.

Exchange Consideration

Following the Redomestication Merger, the Company will liquidate and all assets of the Company shall be transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). Additionally, the Company will cause all of its contracts to be assigned to and assumed by the Purchaser. Also following the Redomestication Merger and the Liquidation, the Stockholder will contribute all of the issued and outstanding ordinary shares of the Target to the Purchaser in exchange for 9,000,000 Purchaser Shares (the “Exchange Consideration”). The Purchaser Shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the BCA, with such Exchange Consideration subject to adjustment based on the Target’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the BCA (the “Acquisition Contribution and Exchange”).

Any adjustments to the Exchange Consideration shall be made from Purchaser Shares placed in escrow pursuant to an escrow agreement (the “Escrow Shares”), which Escrow Shares shall be released to either the Purchaser or the Stockholder based on the nature of the adjustment to the Exchange Consideration. Additionally, in the event the Target’s net working capital at the Closing (the “Net Working Capital”) exceeds the Target’s pre-Closing estimated net working capital (the “Estimated Net Working Capital”), the Stockholder will receive additional Purchaser Shares in an amount equal to the difference between the Net Working Capital and the Estimated Net Working Capital (the “Adjustment Exchange Consideration”). Further, in addition to the Escrow Shares and the Adjustment Exchange Consideration, an additional 2,000,000 Purchaser Shares may be paid to the Stockholder based on certain performance benchmarks following the Closing as detailed in the BCA (the “Earnout”).

Representations and Warranties; Covenants

Pursuant to the BCA, the Parties made customary representations and warranties for transactions of this type. Aside from certain representations and warranties made by the Target regarding litigation, actions, or other matters that are brought or initiated against the Target prior to the Closing or that may arise following the Closing, the representations and warranties made by the Company, the Purchaser, the Target, and the Stockholder will not survive the Closing. In addition, the Parties agreed to be bound by certain covenants that are customary for transactions of this type, including obligations of the Parties to use their best efforts to operate their respective businesses in the ordinary course, and to refrain from taking certain specified actions without the prior written consent of the applicable Party, in each case, subject to certain exceptions and qualifications. Additionally, the Parties have agreed not to solicit, negotiate, or enter into a competing transaction. The covenants of the Parties generally will not survive the Closing, subject to certain exceptions, including certain covenants and agreements that by their terms are to be performed in whole or in part after the Closing.

Conditions to Each Party’s Obligation to Close

Pursuant to the BCA, the obligations of the Parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective Parties, including, without limitation: (i) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the BCA; (ii) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the BCA; (iii) the approval by the Purchaser’s stockholders of the Business Combination; (iv) the absence of any Material Adverse Effect (as defined in the BCA) with respect to the Company, with respect to the Purchaser, or with respect to the Target since the effective date of the BCA that is continuing and uncured; (v) the expiration or termination, as applicable, of any waiting period (and any extension thereof) applicable to the consummation of the BCA under any antitrust laws; (vi) the receipt of all consents required to be obtained from or made with any governmental authority in order to consummate the transactions contemplated by the BCA; (vii) the receipt of any approvals required under the Australian Foreign Acquisitions and Takeovers Act 1975 (Cth); (viii) the Purchaser having at least $5,000,001 in tangible net assets upon the Closing; (ix) the Target having at least A$7,000,000 in cash or cash equivalents upon the Closing; (x) the entry into certain ancillary agreements as of the Closing; (xi) the receipt by the Purchaser of copies of all third-party consents identified in the BCA in a form and substance reasonably satisfactory to the Purchaser, which consents shall not have been revoked at the time of the Closing; (xii) the continued listing of the Purchaser Shares and the Purchaser Rights on the Nasdaq Capital Market and the approval of the listing of the Purchaser Shares to be issued to the Stockholder in connection with the Business Combination on the Nasdaq Capital Market; and (xiii) the receipt of certain closing deliverables.

Termination

The BCA may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among others, (i) by the mutual written consent of the Purchaser and the Target; (ii) by the Purchaser, if any of the representations or warranties of the Stockholder or the representations or warranties of the Target set forth in the BCA shall not be true and correct, or if the Target has failed to perform any covenant or agreement on the part of the Target set forth in the BCA, in each case such that the conditions to the Closing set forth in the BCA would not be satisfied and the breach or breaches causing such representations or warranties not to be true and correct, or the failure to perform any covenant or agreement, as applicable, are not cured (or waived by the Purchaser) by the earlier of (a) the Outside Date (as defined below) or (b) 20 business days after written notice thereof is delivered to the Target; (iii) by the Target or the Stockholder, if any of the representations or warranties of the Purchaser set forth in the BCA shall not be true and correct, or if the Purchaser has failed to perform any covenant or agreement on its part set forth in the BCA, in each case such that the conditions to the Closing set forth in the BCA would not be satisfied and the breach or breaches causing such representations or warranties not to be true and correct, or the failure to perform any covenant or agreement, as applicable, are not cured (or waived by the Target) by the earlier of (a) the Outside Date or (b) 20 business days after written notice thereof is delivered to the Purchaser; (iv) by any of the Target, the Stockholder, or the Purchaser: (a) on or after June 30, 2023, or such later date agreed by the Parties in writing (the “Outside Date”), if the Acquisition Contribution and Exchange shall not have been consummated prior to the Outside Date; (b) if any order having the effect of prohibiting or preventing the Closing shall be in effect and shall have become final and non-appealable; or (c) if any of the matters to be approved pursuant to the Proxy Statement shall fail to receive the required votes to approve such matter (unless the special meeting called to approve such matters has been adjourned or postponed, in which case at the final adjournment or postponement thereof); (v) by the Purchaser, (a) in the event that the Target has not delivered to the Purchaser by February 19, 2023, or such later date as agreed by the Parties in writing, the Audited 2021/2022 Financial Statements (as defined in the BCA), or (b) in the event certain actions or other matters contemplated by the BCA would prevent the Purchaser from closing the Business Combination by the Outside Date or would prevent the Target from delivering certain closing deliverables; or (vi) by the Target, if it notifies the Purchaser in accordance with the BCA that it wishes to pursue an Alternative Proposal (as defined in the BCA).

In the event the BCA is terminated pursuant to clauses (ii) or (vi) of the above paragraph, the Target must pay the Purchaser a breakup fee equal to $5,000,000 plus the amount of the Purchaser’s reasonable and documented out-of-pocket expenses incurred in connection with the BCA and the transactions contemplated thereunder. In the event the BCA is terminated pursuant to clause (v) of the above paragraph, the Target must reimburse the Purchaser for its reasonable and documented out-of-pocket expenses incurred in connection with the BCA and the transactions contemplated thereunder.

The foregoing description of the BCA does not purport to be complete and is qualified in its entirety by reference to the full text of the BCA filed as Exhibit 2.1 to this Current Report on Form 8-K and incorporated herein by reference. The BCA provides investors with information regarding its terms and is not intended to provide any other factual information about the Parties. In particular, the assertions embodied in the representations and warranties contained in the BCA were made as of the execution date of the BCA only and are qualified by information in confidential disclosure schedules provided by the Parties in connection with the signing of the BCA. These disclosure schedules contain information that modifies, qualifies, and creates exceptions to the representations and warranties set forth in the BCA. Moreover, certain representations and warranties in the BCA may have been used for the purpose of allocating risk between the parties rather than establishing matters of fact. Accordingly, you should not rely on the representations and warranties in the BCA as characterizations of the actual statements of fact about the parties.

Governing Law

The Openmarkets Merger Agreement is governed by New York law. Any state or federal court located in New York, New York will have exclusive jurisdiction.

Related Agreements

This section describes the material provisions of certain additional agreements entered into or to be entered into pursuant to or in connection with the Openmarkets Merger Agreement but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of each of the additional agreements, copies of each of which are attached as exhibits to this Report. Shareholders and other interested parties are urged to read such additional agreements in their entirety.

Escrow Agreement

Prior to the Closing, the Company (and the Purchaser as the successor entity thereto), the Stockholder, and a mutually agreed upon escrow agent shall enter into an escrow agreement (the “Escrow Agreement”), pursuant to which, among other things, the parties shall cause a certain number of Purchaser Shares, including the Escrow Shares to be held in escrow for use in connection with any adjustments to the Exchange Consideration, 1,607,000 Purchaser Shares to be held in escrow for use in connection with the indemnification obligations of the Target, and 2,000,000 Purchaser Shares to be held in escrow for use in connection with the Earnout.

Lock-up Agreement

At the Closing, the Company (and the Purchaser as the successor entity thereto), the Stockholder, and any person or entity who receives shares on behalf of the Stockholder shall enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, among other things, and subject to certain exceptions, the Purchaser Shares held by the Stockholder or any such other person or entity will be locked-up for a period of up to twelve months from the date of the Closing, in accordance with the terms set forth therein.

Non-Competition Agreement

At the Closing, the Company (and the Purchaser as the successor entity thereto) and its affiliates, successors, and indirect and direct subsidiaries, the Target and its affiliates, successors, and indirect and direct subsidiaries, and the Stockholder shall enter into a non-competition and non-solicitation agreement (the “Non-Competition Agreement”), pursuant to which, among other things, the Stockholder will agree not to (i) compete with the business of the post-combination company for a period of five (5) years following the Closing, among other matters, or (ii) solicit the employees or customers of the Company, the Target, or their affiliates for a period of five (5) years following the Closing, among other matters.

Registration Rights Agreement

At the Closing, the Company (and the Purchaser as the successor entity thereto) and the Stockholder shall enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Purchaser will be obligated to file a registration statement to register the resale of the Purchaser Shares held by the Stockholder. The Registration Rights Agreement will also provide the Stockholder with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Proxy Statement

As promptly as practicable after the effective date of the Openmarkets Merger Agreement, the Company will file with the SEC a proxy statement on Schedule 14A (as amended or supplemented, the “Proxy Statement”) to be delivered to its stockholders in connection with a special meeting of the Company’s stockholders to be held to consider approval and adoption of (i) the Openmarkets Merger Agreement and the Business Combination; (ii) the Liquidation; (iii) the issuance of the Purchaser Shares in connection with the Business Combination; (iv) an equity incentive plan for the Purchaser as described in the Openmarkets Merger Agreement; (iv) such other matters as the parties mutually determine to be necessary or appropriate in order to effect the Business Combination (the approvals described in foregoing clauses (i) through (iii), collectively, the “Stockholder Approval Matters”); and (v) the adjournment of the special meeting of the Company’s stockholders, if necessary, to permit further solicitation and vote of proxies in the reasonable determination of the Company.

Stock Exchange Listing

The Company and the Purchaser will use their best efforts to cause the Purchaser Shares issued in connection with the Openmarkets Merger Agreement to be approved for listing on the Nasdaq Capital Market at Closing. During the period from the date hereof until the Closing, the Company will use its best efforts to maintain the listing of the Company Units, Company Common Stock, and the Company Rights for trading on the Nasdaq Capital Market.

Our Business

We have specifically formed a preeminent management team, board of directors and advisory board with significant experience to source, evaluate and execute a merger with a company that would benefit from access to the public markets and the skills of our management team. We believe that the principal technologies and sectors with massive potential include: zero emission propulsion technologies, artificial intelligence (“AI”), internet of things (IoT), UAS, AAM, etc. Applications will only be limited by imagination. From a geographic standpoint, our target sectors are globally integrated, and we target to capture opportunities high growth markets such as North America and Asia Pacific.

We expect to utilize the benefits of new technologies in our target industries, such as in AI, as well as other evolving technologies. Our team is composed of seasoned industry leaders and experienced capital investors, and it has a robust network in our target industries and significant experience in the sourcing, due diligence, acquisition and execution of strategic investments. Further, our team has a global, demonstrated track-record of executing investments and managing follow-on growth in our target industries, with transaction sizes ranging from the hundreds of millions to multiple billions.

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

We have employed a pro-active acquisition strategy focused on identifying potential business combination targets, as seen with the Openmarkets Merger. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective which has been a key driver of past performance and we believe will continue to be central to its differentiated acquisition strategy.

Our Business Strategy

Our investment strategy will seek to promote responsible and purposeful business standards, and will be focused on the following three types of companies:

●	Businesses that contribute scalable solutions in the AI, machine learning or aviation space, which have positive fundamental growth drivers that deliver attractive financial returns and measurable impact when considering environmental, social, and corporate governance (“ESG”) factors;

●	Best-in-class businesses that benefit all stakeholders, where we can leverage our impact management expertise to maximize the companies’ positive impacts, build a stronger brand and value proposition, and drive financial return; and

●	Businesses which do not currently have best-in-class impact management practices but where there is an opportunity to reorient and transform currently negative aspects of business operations to generate positive outcomes; and in doing so, build a more sustainable and resilient business model with a more attractive, less risky and more future-proofed financial return.

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

We intend to identify and complete our initial business combination with a company that can benefit from (i) the managerial and operational experience of our management team, (ii) additional capital, and (iii) access to public securities markets. We plan to leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the technology sector could effect a positive transformation or augmentation of existing businesses to improve their overall value. We believe this approach will create long-term value for our stockholders. Our team has experience:

●	operating and investing in AI, technology sectors or aviation;
●	scaling high growth companies through organic and acquisition-based strategic investments;
●	identifying and developing talented, high performing and resilient management teams;
●	sourcing investment opportunities, structuring complex transactions, and acquiring and selling businesses;
●	fostering relationships with sellers, capital providers and target management teams; and
●	accessing public and private capital markets over multiple business cycles.

We believe that the way businesses and consumers operate, make decisions, and spend has forever been changed because of the pandemic. We believe further that our relationships with a large pool of quality initial business combination targets looking for an opportunity to create liquidity for current investors and currency to acquire other companies. This provides numerous opportunities, and we would be well positioned given the difficulty in bridging technology and/or capital opportunities between the east and west. Further, we believe that the management team and board member’s extensive background, careers, reputations, and relationships in cross border business experience gives us the insight and position to identify the ideal targets for a business combination that creates long-term opportunity and value growth and to complete the business combination.

Our Acquisition Selection Criteria

We will seek to identify attractive business combination candidates that possess compelling growth potential and a combination of the characteristics discussed herein. We will use these criteria and guidelines in identifying and evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet the following attributes:

●	Large and growing market. We will focus on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential;
●	Attractive, profitable business. We will seek to invest in companies that we believe possess not only attractive and sound business models but sustainable competitive advantages as well;
●	Strong management teams. We will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment or upgrade the team over time if needed;
●	Appropriate valuations. We will seek to identify businesses that we believe exhibit unrecognized value or other characteristics that we believe provide significant upside potential with limited downside risk.
●	ESG and sustainability. Strong focus on ESG factors, which represents a strong value proposition for investors, is an integral part of our due diligence process since it is difficult to overstate the explosion of interest in investment with an ESG tilt.
●	Network utilization. We will focus on companies that can utilize and leverage the extensive networks and insights that we, members of our management, Board and Advisory Board have built across a broad range of industries and sectors;

●	Value creation opportunities. We will seek to identify businesses that we believe are stable but at an inflection point and would benefit from our additional management expertise, ability to drive operational improvements, capital structure optimization, including by assisting the company in accessing the capital markets and any other financing sources;
●	Differentiated products or services. We will focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices; and
●	Unrecognized value. We will seek to identify businesses that we believe exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, or that we believe have been misevaluated by the marketplace based on our analysis and due diligence review.

We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our stockholder communications related to the acquisition. As discussed elsewhere in this prospectus, this would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to determine a target company’s quality and its intrinsic value. That due diligence review will encompass, among other things, financial statement analysis, detailed document reviews, technology diligence, multiple meetings with incumbent management and employees, inspection of facilities, consultations with relevant industry and academic experts, competitors, customers, and suppliers, as well as a review of operational, legal, and additional information that we will seek to obtain as part of our analysis of a target company. We will also utilize our operational and capital planning experience.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, such as Openmarkets. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of shares of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “The Openmarkets Merger” above for more information regarding such exchange in the Openmarkets Merger. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the Openmarkets Merger, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for an initial business combination presently in the amount of approximately $61,943,000 (as of March 15, 2023), we offer a target business, such as Openmarkets, a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our initial business combination, for an indefinite period of time. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our share capital debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our public shares of the Common Stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We receive proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities from the network built up by our management team and by the members of our Board. Target business candidates, such as Openmarkets, have been brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law. Notwithstanding the foregoing, Mr. Johann Tse has agreed that if he becomes aware of a business combination opportunity that might be suitable to the Company’s business or investment strategy through his directorship in another blank check company, he will recuse himself from all discussions, deliberations, or decisions of the other blank check company with respect to such opportunity.

Lack of Business Diversification

For an indefinite period after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the Openmarkets management team, when evaluating the desirability of effecting our business combination with that business and plan to continue to do so if the Openmarkets Merger is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, including the Openmarkets Merger, it is presently unknown if any of them will devote their full efforts to our affairs after our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Evaluation of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses, or a valuation based on the financial metrics of M&A transactions of comparable businesses.

In evaluating a prospective target business, we have conducted and will continue conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

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

Lack of Business Diversification

For an indefinite period after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

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

See “The Openmarkets Merger” above for more information regarding the requisite approvals needed for the Openmarkets Merger.

Ability to Extend Time to Complete Business Combination

The stockholders of the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) at the January 10, 2023 Stockholders Meeting, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that closed on January 13, 2022, which was currently January 13, 2023 but was amended by the Charter Amendment to extend the Termination Date by up to nine (9) one-month extensions to October 13, 2023 provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0625 per share for each month until October 13, 2023, unless the closing of the Company’s initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) compliance with the procedures relating to any such extension, as set forth in the Trust Agreement.

Redemption Rights for Public Stockholders upon Consummation of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination, such as the Openmarkets Merger, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial stockholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite period. However, if our initial stockholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required period.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. We intend to hold a stockholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination. If we seek stockholder approval, we will consummate our initial business combination only if we obtain the approval under Delaware law, which requires the affirmative vote of a majority of the stockholders who attend and vote at a general meeting of the company. In such case, our initial stockholders have agreed to vote their founder shares, private shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the consummation of our initial business combination.

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 prior to or upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, if we do not decide to hold a stockholder vote in conjunction with their initial business combination for business or other legal reasons (so long as stockholder approval is not required by the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. In such case, we will:

●	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares that would permit us to maintain net tangible assets of at least $5,000,001 prior to or upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 prior to or upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our public shares of Common Stock electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with any such tender offer.

Permitted Purchases of Our Securities by Our Affiliates

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial stockholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our public shares of Common Stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

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

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until October 13, 2023 (or as extended as provided in our registration statement. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any extension of the period to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Charter Amendment following the January 10, 2023 Stockholders Meeting provides that we will have up to nine (9) one-month Extensions to October 13, 2023 provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0625 per share for each month, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation. If we are unable to complete our business combination by October 13, 2023 (or as otherwise extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our business combination by October 13, 2023 (or as otherwise extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation). Our stockholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. The public stockholders will not be able to vote on or redeem their public shares in connection with any such extensions.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $392,000 of proceeds held outside the trust account plus up to $100,000 of funds from the interest on the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $392,000 from the proceeds of this offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $25,000).

In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. We have access to the amounts held outside the trust account ($391,924 as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). If we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as the Openmarkets Merger, we may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination

Employees

We have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within the applicable time frame.

We are required to have our internal control procedures evaluated for the fiscal year ended December 31, 2022, as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following January 13, 2027, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	issuance of equity and/or debt securities to complete a business combination;

●	we may lack sufficient working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	the ability of rights holders to obtain a favorable judicial forum for disputes with our company;

●	we have dependence on key personnel and our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	conflicts of interest of our sponsor, officers and directors and the representative;

●	the delisting of our securities by Nasdaq may occur and an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and rights and rights becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	we may lack the ability to obtain additional financing and the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our initial stockholders controlling a substantial interest in us;

●	rights’ and insider shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming rights;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●

we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction;

●	our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	Nasdaq may delist our securities from trading on its exchange prior to an initial business combination, which could limit investors’ ability to make transactions in our securities and subject it to additional trading restrictions;

●	the SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we can modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022 related to complex financial instruments as well as the Company’s controls over reconciliations for accrued expenses and prepaid expenses during the financial statement close and disclosure review process. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	there is substantial doubt about our ability to continue as a “going concern” if we do not complete our initial business combination by October 13, 2023; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our rights and warrants will expire worthless.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our (i) Registration Statement, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022 and amended on Form 10-K/A on December 9, 2022, (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 13, 2022, (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 8, 2022, and (v) our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 14, 2022.

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

(b) Holders

As of March 15, 2023, there were two holders of record of our units, six holders of record of our shares of common stock and one holder of record of our rights.

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

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On January 11, 2022, we closed our initial public offering of 10,000,000 units that consisted of one share of common stock, par value $0.000001 per share and one right, with each right entitling the holder thereof to receive one-tenth (1/10) of a share of common stock upon consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds of $101,000,000, which included a portion of the proceeds of the private placement of an aggregate of 446,358 units at a price of $10.00 per private placement unit, generating total gross proceeds of $4,463,580.

On February 9, 2022, the underwriters partially exercised the Over-Allotment Option and purchased an additional 159,069 Units generating $1,590,690, and the Company completed the private sale of 4,772 private units generating $47,720 for a total of $4,511,300 from the placement units. In connection with the closing and sale of the Over-Allotment Units and the additional private placement units, $1,606,597 in proceeds from the Over-Allotment Closing (including $31,814 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 16, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the private placement, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2022, relates to our formation and preparation of our IPO, which closed on January 11, 2022, and our search for an initial Business Combination. We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

In our IPO, we completed the sale of 10,000,000 units that consisted of one share of common stock, par value $0.000001 per share and one right, with each right entitling the holder thereof to receive one-tenth (1/10) of a share of common stock upon consummation of our Business Combination. Simultaneously with the closing of our IPO, we closed a private placement of an aggregate of 446,358 units at a price of $10.00 per private placement unit, generating total gross proceeds of $4,463,580. On February 9, 2022, the underwriters partially exercised the Over-Allotment Option and purchased an additional 159,069 Units generating $1,590,690, and the Company completed the private sale of 4,772 private units generating $47,720 for a total of $4,511,300 from the placement units. In connection with the closing and sale of the Over-Allotment Units and the additional private placement units, $1,606,597 in proceeds from the Over-Allotment Closing (including $31,814 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

As of December 31, 2022, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $104,162,029 (including $1,555,432 of interest earned since the IPO). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the year ended December 31, 2022, we had a net loss of $433,615 consisting of formation and operating costs of $1,508,247 and franchise tax of $195,138 and income tax of $285,662 offset by interest earned on marketable securities held in Trust of $1,555,432.

For the year ended December 31, 2021, we had a net loss of $20,095 consisting of formation and operating costs of $20,095.

Recent Developments

As previously reported by the Company on its Current Report on Form 8-K filed on January 24, 2023, on January 18, 2023, the Company entered into a definitive Agreement and Plan of Merger and Business Combination Agreement (the “Openmarkets Merger Agreement” or “BCA”) with Openmarkets Group Pty Ltd, an Australian proprietary limited company (the “Target”), BMYG OMG Pty Ltd, an Australian proprietary limited company and Broad Capital LLC, solely in its capacity as the Company’s sponsor.

Pursuant to the Openmarkets Merger Agreement, prior to the closing (the “Closing”) of the contemplated transactions (collectively, the “Business Combination”), the Parties will cause the Company to move its domicile from the State of Delaware to Australia by merging a to-be-formed Delaware corporation (“Merger Sub”), which shall be wholly-owned by a to-be-formed Australian corporation (the “Purchaser”) with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of the Purchaser (the “Redomestication Merger”).

As a result of the Redomestication Merger, (i) each issued and outstanding share of the Company’s common stock, par value $0.000001 per share (the “Company Common Stock”), will convert into the right to receive one ordinary share of the Purchaser (the “Purchaser Shares”); (ii) each of the Company’s units (the “Company Units”), comprised of one share of Company Common Stock and one right to receive one-tenth of one share of Company Common Stock upon the Closing (each a “Company Right”), shall convert into the right to receive one unit of the Purchaser, comprised of one Purchaser Share and one right to receive one-tenth of one Purchaser Share upon the Closing (each a “Purchaser Right”); and (iii) each Company Right shall be converted into the right to receive one Purchaser Right. For more information on the Openmarkets Merger and the Openmarkets Merger Agreement, see “Item 1. Business” and please refer to our Current Report on Form 8-K, filed with the SEC on January 18, 2023.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $391,924 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of the insider shares (as defined in Note 4). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022, and the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing if needed. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

On April 16, 2021, Broad Capital LLC agreed to loan us up to an aggregate amount of up to $300,000 to cover expenses related to our IPO of our units. Following the closing of our IPO on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022.

Contractual obligations

As of December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation. For the period April 16, 2021 (inception) through December 31, 2022, $110,000 of expense was recorded and included in formation and operating costs in the statement of operations.

The underwriter is entitled to deferred commissions of $3,555,674 from the Units sold in the Initial Public Offering. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, such as Openmarkets. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 16, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In connection with the third extension of the Company’s termination date, the Company intends to deposit $370,725.50 (plus any applicable interest) into the trust account during the week of April 10, 2023. The Company caused $0.0625 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $370,725.50, to be deposited in the Trust Account in connection with the first and second extension of the Company’s termination date, from January 13, 2023 to February 13, 2023 and from February 13, 2023 to March 13, 2023, respectively. Such funds were provided by our Sponsor or its designees pursuant to the Extension Loan described in the proxy statement dated December 28, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

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

Mr. Tse was the founder and vice chairman of the Shanghai Hong Kong Chamber of Commerce, a board member of the British Chamber of Commerce in Shanghai, and an executive director of the Hong Kong Chamber of Commerce in China. He has been a mentor to MBA students at Southern Methodist University in Dallas, co-founder of the Dallas Business Club and 2009 president, and currently as board member of the Dallas Committee on Foreign Relations. He co-founded and served as director of the Texas-Israel Chamber of Commerce. He has been board member of the Circle Ten Council, Boy Scouts of America. He is a frequent speaker at various international conferences on venture capital, M&A, and renewable energy. Mr. Tse graduated with a Bachelor of Science in electronics engineering from the Chinese University of Hong Kong and an MBA from INSEAD, Fontainebleau, France. His early academic research included waveguides, integrated optics and digital video transmission, and published several papers in IEEE journals and at international conferences.

Rongrong (Rita) Jiang, CFA brings more than a decade’s worth of experience in entrepreneurship, senior executive management, corporate finance, management consulting and venture capital investment. Ms. Jiang is a founding partner of Ginger Capital LLC since April 2011 that provides comprehensive investment and strategic advisory services to companies on market expansion, cross-border merger and acquisition, private and public financial reporting, IPO preparation and strategic partnership planning, etc. Ginger Capital’s core team consists of well-known industry veterans, seasoned mergers and acquisitions specialists, investors and finance experts. Ms. Jiang is also a founding partner of Whitestone Investment Management LLC since April 2015 that focuses on early-stage venture investment in technology companies around the world. Within Whitestone, Ms. Jiang is responsible for discovering new investments, growing the company’s network of stockholders and facilitating cross-border collaborations between companies and investors in the US and Asia. She mentors innovative, high-potential startups looking to scale up through strategic relationships with stakeholders in Whitestone’s network. Whitestone Investment Management, under her leadership, has invested in several tech companies involved in 3D, revenue management and collection of offline purchase data to gain insights on shopper behavior.

Prior to founding Ginger Capital LLC and Whitestone Investment Management, Ms. Jiang was a director of Woodlake Group from March 2011 to June 2013. Woodlake is a private investment firm specializing in technology transfer, cross-border M&A and raising private equity. Prior to that, she served as Executive Vice President of Finance of V Media Corp. (formerly China New Media Corp.) from February 2010 to December 2014, where she oversaw the company’s overall public market activities including quarterly and annual financial filing, audit preparation, investor relations and corporate secretarial practices. She was Vice President of Hayden Communications International from May 2008 to July 2009. Ms. Jiang has been a board member for a number of companies, such as Bionik (China) Medical Technology Co., Ltd, a joint venture in medical devices, and Jade International Financing and Leasing Co., Ltd., an alternative financing and equipment leasing firm focused on serving the business needs of middle market enterprises, and providing custom financing programs for equipment suppliers ranging from medical devices to energy related equipment and telecommunications gears, etc. Ms. Jiang is a CFA charter holder. She received a Bachelor of Science degree from University of Science and Technology, China, and a Master of Science degree in Chemistry from Northwestern University, Chicago.

Wayne Trimmer is Founder and President of IBS-Aquarian LLC, an international business development advisory firm. He brings extensive business development, sales and operations experience with focus on aerospace and defense industries. He has participated in public offerings, mergers and acquisitions, market entry, joint ventures and strategic partnerships. Mr. Trimmer’s functional focus includes business process outsourcing (BPO), aircraft maintenance, repair and overhaul (MRO) and system sustainment, business aviation, and telecommunication. His geographic coverage includes the Americas, Europe, Asia, Russia, and Middle East and North Africa (MENA) region. Mr. Trimmer provides client-centric project management for domestic and international clients. He has deep understanding of industry dynamics, extensive professional network with key executives and government officials, and strong cultural sensitivity. Mr. Trimmer’s previous aerospace industry roles include Senior Project Director at Lockheed Martin from 1993 to 1997, where he was responsible for providing global aerospace and defense logistics, training and supply chain services. He was previously Director of Contract and Commercial Management with Airbus Group (including EADS and Aérospatiale) from 1989 to 1993, where his responsibility included both domestic US and international business development and FAA certifications and compliance agreements for commercial, military, and paramilitary aircraft for law enforcement applications including spare parts supply chain and subcontractor certification as FAA repair stations. Prior to Airbus Group, he served as Director of Contracts at DynCorp International. Mr. Trimmer served in the United States Marine Corps as aircrew flying the Douglas A-4M/OA-4M series “Skyhawk” light attack aircraft and led twenty-five Marines in a communication, navigation, fire control and electronics system division. He has been an active member of Dallas Committee on Foreign Relations, a member of World Affairs Council, a member of Business Executive for National Security (BENS). He also served as the President of the North Texas National Defense Industrial Association (NDIA), and the Chairman of the AirPower Council. Mr. Trimmer holds a Master of Science in Management from Boston University and a Bachelor’s degree in Aviation from Southern Illinois University.

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

Teck-Yong Heng brings more than 20 years of private equity and M&A experience most recently as an independent Board Member, Audit Committee Chairman, and Compensation Committee Chairman for NASDAQ listed LiXiang Education Holding Co. Ltd. (NASDAQ: LXEH) since October 1, 2020, an independent Board Member, Audit Committee Chairman, for NASDAQ listed WiMi Hologram Cloud Inc. (NASDAQ: WIMI) since May 27, 2021 and the managing partner of C2 Partners (“C-Squared Partners”), a China focused consumer sector private equity fund since May 2018. Before founding C-Squared Partners, he was managing director in QianHai Fund of Funds (“Qianhai FoF”), a Shenzhen headquartered fund which was founded in 2016 with assets under management of approximately $4.5 billion, where Mr. Heng led and recommended public and private equity direct investments in addition to LP commitments into private equity/venture capital funds. Prior to Qianhai FoF, Mr. Heng worked at Pavilion Capital (an affiliated entity of Temasek Holdings) from 2012 to 2016, Temasek Holdings from 2004 to 2012, Cambridge Associates from 2003 to 2004, Singapore Power International from 2001 to 2003, and Arthur Andersen from 1998 to 2001. During his career, he was involved in direct investments in venture capital, private equity and public equity investing, in addition to investment in private equity funds with the various institutions he worked in. Industries which he had specialized investment experience ranged from consumer and consumer internet, media and advertising, healthcare and life sciences, aviation and transportation, utilities, clean technology etc. Prior to his direct investments experience, Mr. Heng was an auditor with an international public accounting firm and in investment research and consulting. During his career, Mr. Heng has been based in Singapore, Hong Kong, Beijing, Shenzhen and Shanghai.

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

At the height of his career with AT&T Mobility, Mr. Adams managed more than 80 engineers in several markets throughout the United States, which included the turf areas of Philadelphia, New York City, New England, Washington D.C., Baltimore, the Carolinas, Atlanta, Houston and Los Angeles. During his employment with AT&T Mobility, Mr. Adams was awarded employee of the year for all of the United States for 2011. He was also the recipient of several employee of the month awards during his employment with AT&T Mobility. Mr. Adams began his professional career with the United States Navy in 1996 where he proudly served as a cryptologist and maintained a top-secret security clearance while encrypting and deciphering unknown communication codes using state-of-the art equipment. While serving on board the ship, USS Mt. Hood AE-29, Mr. Adams was a recipient of the sailor of the month award. Mr. Adams received his MBA degree in Innovation and Change Management at York St. John University, his Business Diploma in Business Administration with a focus in Management in Operations at International Business Management Institute, a Technical Degree in Network Systems and Telecommunications at Point-to-Point Technical Institute, and another Technical Degree in Cryptology and Military Intelligence at Naval Technical Training Center.

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

The primary function of the corporate governance and nominating committee include:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which we have specified in our charter adopted by us, generally provide that potential candidate nominations:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and, in our industry, or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter with the SEC. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following disclosure concerns the compensation of the Company’s officers and directors for the fiscal year ended December 31, 2022 (i.e., pre-Business Combination).

None of our officers or directors has received any cash compensation for services rendered to us. We have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination, we will cease accruing for these monthly fees. No compensation of any kind, including finder’s and consulting fees, has been or will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, such as the Openmarkets Merger, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,922,505 shares of our common stock, par value $0.000001 per share, issued and outstanding (including 5,931,608 shares subject to possible redemption), as of March 15, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of common stock and shares of common stock vote together as a single class. Currently, all of the shares of common stock are convertible into common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement rights as these rights are not exercisable within 60 days of the date of this Report.

	Common Stock
Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned	Approximate Percentage of Class
Directors and Executive Officers
Johann Tse(1)	3,036,010	34.0%
Rita Jiang(1)	3,036,010	34.0%
Keith Adams	-	-
Teck-Yong Heng	-	-
Nicholas Shao	-	-
Wayne Trimmer	-	-
All six (6) executive officers and directors as a group (individuals)	3,036,010	34.0%

Five Percent (5%) Stockholders 8,922,506
Broad Capital LLC(1)	3,036,010	34.0%
Shaolin Capital Management LLC(3)	946,000	10.6%
MMCAP International Inc. SPC and MM Asset Management Inc.(4)	550,000	6.2%
Lighthouse Investment Partners, LLC; MAP 136 Segregated Portfolio; MAP 214 Segregated Portfolio; LHP Ireland Fund Management Limited; MAP 501; LMAP 909; LMAP 910; and Shaolin Capital Partners SP(5)	833,824	9.3%
Saba Capital Management, L.P.(6)	1,032,061	11.6%
Polar Asset Management Partners Inc.(7)	797,500	8.9%
Hudson Bay Capital Management LP(8)	990,000	11.1%
Yakira Capital Management, Inc.(9)	550,000	6.2%

*	Represents less than one percent (1%) of outstanding common stock

(1)	Broad Capital LLC, our sponsor, is the record holder of the securities reported herein. Johann Tse, our Chief Executive Officer, and Rita Jiang, our Chief Financial Officer are directors and the 50:50 owners of our sponsor. By virtue of this relationship, Mr. Tse and Ms. Jiang may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Tse and Ms. Jiang disclaim any such beneficial ownership except to the extent of their respective pecuniary interest. Unless otherwise indicated, the business address of each of these entities and individuals is 5345 Annabel Lane, Plano, TX 75093. Mr. Tse and Ms. Jiang have voting and dispositive power over the shares owned by Broad Capital LLC.

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding placement rights as such shares are not issuable within 60 days of the date of this prospectus.

(3)	Represents (i) 860,000 shares of common stock; and (ii) 86,000 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO assuming this holder did not redeem any shares of common stock as a result of the Stockholders Meeting held on January 10, 2023. A Schedule 13G effective as of December 31, 2022, states that Shaolin Capital Management LLC, a Delaware limited liability company serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC, and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, being managed accounts advised by Shaolin Capital. Shaolin Capital’s business address is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(4)	Represents (i) 500,000 shares of common stock; and (ii) 50,000 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO assuming this holder did not redeem any shares of common stock as a result of the Stockholders Meeting held on January 10, 2023. A Schedule 13G/A effective as of December 31, 2022, filed jointly by MMCAP International Inc. SPC and MM Asset Management Inc. (collectively, the “Reporting Persons”), reflects that the Reporting Persons have shared voting power and shared dispositive power with respect to these shares of common stock. MMCAP International Inc. SPC’s business address is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands. MM Asset Management Inc.’s business address is 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, ON M5J 2S1 Canada.

(5)	Represents (i) 758,022 shares of common stock; and (ii) 75,802 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO assuming this holder did not redeem any shares of common stock as a result of the Stockholders Meeting held on January 10, 2023. A schedule 13G effective as of December 31, 2022, states that the schedule 13G relates to shares of common stock directly beneficially owned by MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin”). Lighthouse Investment Partners, LLC (“Lighthouse”) serves as the investment manager of MAP 136, MAP 214, and Shaolin. LHP Ireland Fund Management Limited (“LHP Ireland”) serves as the manager to MAP 501, a sub-trust of LMA Ireland (“MAP 501”), LMAP 909, a sub-fund of LMAP Ireland ICAV (“LMAP 909”), and LMAP 910, a sub-fund of LMAP Ireland ICAV (“LMAP 910”). Because Lighthouse and LHP Ireland may be deemed to control MAP 136, MAP 214, MAP 501, LMAP 909, LMAP 910, and Shaolin, as applicable, Lighthouse and LHP Ireland may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the shares of common stock reported in the Schedule 13G. The business address of Lighthouse is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410 and the business address of LHP is 32 Molesworth Street, Dublin, D02 Y512, Ireland.

(6)	Represents (i) 938,237 shares of common stock; and (ii) 93,824 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO assuming this holder did not redeem any shares of common stock as a result of the Stockholders Meeting held on January 10, 2023. A Schedule 13G/A effective as of December 31, 2022, states that Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein (together, the “Reporting Persons”) have entered into a Joint Filing Agreement, dated January 21, 2022, pursuant to which the Reporting Persons have agreed to file the Schedule 13G and any subsequent amendments thereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Act; that any disclosures in the Schedule 13G/A with respect to persons other than the Reporting Persons are made on information and belief after making inquiry to the appropriate party; and that the filing of the Schedule 13G/A should not be construed as an admission that any of the forgoing persons or the Reporting Persons is, for the purposes of Section 13 of the Act, the beneficial owner of the shares of common stock reported therein. The Schedule 13G/A reflects that the Reporting Persons have shared voting power and shared dispositive power with respect to these shares of common stock. Saba Capital Management LP’s business address is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

(7)	Represents (i) 725,000 shares of common stock; and (ii) 72,500 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO assuming this holder did not redeem any shares of common stock as a result of the Stockholders Meeting held on January 10, 2023. A Schedule 13G filed February 9, 2023, states that the Schedule 13G was filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of common stock reported therein directly held by PMSMF. Polar Asset Management Partners Inc.’s business address is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)	Represents (i) 900,000 shares of common stock; and (ii) 90,000 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO assuming this holder did not redeem any shares of common stock as a result of the Stockholders Meeting held on January 10, 2023. A Schedule 13G filed February 7, 2023, states the Schedule 13G is filed by Hudson Bay Capital Management LP (the “Investment Manager”) and Mr. Sander Gerber (“Mr. Gerber”). The Investment Manager serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities reported in the Schedule 13G are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The Schedule 13G reflects shared voting power and shared dispositive power of these shares of common stock. The business address of the Investment Manager is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(9)	Represents (i) 500,000 shares of common stock; and (ii) 50,000 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO assuming this holder did not redeem any shares of common stock as a result of the Stockholders Meeting held on January 10, 2023. A Schedule 13G effective as of December 31, 2022, states that the Schedule 13G was filed by Yakira Capital Management, Inc. on behalf of each of Yakira Partners, L.P., a Delaware limited partnership (“Yakira Partners”), Yakira Enhanced Offshore Fund Ltd., a Cayman Islands entity (“Yakira Enhanced”), and MPA 136 Segregated Portfolio (“MPA 136”), a Cayman Islands entity. The Schedule 13G reflects that Yakira Partners has sole voting power and sole dispositive power with respect to 43,228 shares of common stock, Yakira Enhanced has sole voting power and sole dispositive power with respect to 2,882 shares of common stock, and MPA 136 has sole voting power and sole dispositive power with respect to 453,890 shares of common stock. The business address of Yakira Partners, Yakira Enhanced and MPA 136 is 1555 Post Road East, Suite 202, Westport, CT 06880.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information of the Openmarkets Merger and Openmarkets Merger Agreement, see “Item 1. Business.”

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

On January 13, 2022, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 446,358 placement units at a purchase price of $10.00 per unit in a private placement for an aggregate purchase price of $4,463,580. There will be no redemption rights or liquidating distributions from the trust account with respect to the insider shares, placement shares or placement rights, which will expire worthless if we do not consummate a business combination by October 13, 2023, provided the Company deposits $0.0625 per share for each Public Share outstanding each month. There will be no redemption rights or liquidating distributions from the trust account with respect to the insider shares, placement shares, placement rights or placement rights, which will expire worthless if we do not consummate a business combination by October 13, 2023, unless otherwise extended by our stockholders.

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

In addition, to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our CEO or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we will repay such loaned amounts. If the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our CEO as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. We expect our primary liquidity requirements to include approximately $390,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $60,000 for legal and accounting fees related to regulatory reporting requirements; $180,000 for office space, utilities and secretarial and administrative support; and approximately $20,000 for working capital that will be used for miscellaneous expenses and reserves.

After our initial business combination, such as the Openmarkets Merger, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Registration Rights

We have entered into the IPO Registration Rights Agreement with respect to the Founder Shares, Private Placement Units, the shares of common stock and Private Placement Rights underlying the Private Placement Units, and the shares of common stock issuable upon conversion of the Private Placement Rights. Pursuant to the IPO Registration Rights Agreement, the Company Restricted Stockholders and their permitted transferees can demand that we register the Founder Shares. Holders of our Private Placement Units and their permitted transferees can demand that we register the Private Placement Units, the shares of common stock and Private Placement Rights underlying the Private Placement Units, and the shares of common stock issuable upon exercise of the Private Placement Rights. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the consummation of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Office Space and Related Support Services

The Company agreed, commencing on the date the Company Units are first listed on the Nasdaq, to pay the Sponsor, or an affiliate thereof, a total of $10,000 per month for office space, utilities, and secretarial and administrative support for up to 18 months. Upon completion of the Company’s initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $110,000 in fees related to this service during the year ended December 31, 2022.

Related Party Loans

To finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. As of December 31, 2022, there were no working capital loans outstanding.

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Company’s initial public offering. The note, as amended, was non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Company’s initial public offering. The Company borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Company’s initial public offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022.

Founders’ Letter Agreement

On January 10, 2022, the Company, the Sponsor, and each of the Company Restricted Stockholders entered into a letter agreement, pursuant to which, each Company Restricted Stockholder party thereto agreed to waive certain of their redemption rights, transfer rights and liquidation rights with respect to their Founder Shares subject to the conditions set forth therein. Additionally, the Company Restricted Stockholders parties thereto agreed to waive their redemption rights with respect to any shares of common stock they may own. The Company Restricted Stockholders agreed (i) to vote their Founder Shares in favor of the adoption of any proposed business combination and the accompanying transaction and (ii) if the Company engages in a tender offer in connection with a proposed business combination, to not seek to sell any shares of common stock to the Company in connection with such tender offer. Additionally, each Company Restricted Stockholder party thereto has agreed to certain standstill obligations, in each case on terms and subject to the conditions set forth therein.

The letter agreement will terminate upon the earlier to occur of (x) the expiration of the Lock-Up periods or (y) the liquidation of the Company.

Stockholder Communications

Stockholders and interested parties may communicate with the Company’s Board, any committee chairperson or the non-management directors as a group by writing to the Company’s Board or committee chairperson at Broad Capital Acquisition Corp., 5345 Annabel Lane, Plano, Texas 75093 (if sent before the Business Combination) or with OMG’s board of directors or any committee chairperson or the non-management directors as a group, Level 40, 225 George Street, Sydney NSW 2000 (if sent after the Business Combination). Each communication will be forwarded, depending on the subject matter, to the applicable board, the appropriate committee chairperson or all non-management directors.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey, LLP in connection with regulatory filings. The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2022, totaled $42,500 and for the period from April 16, 2021 (inception) through December 31, 2021, totaled $80,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey, LLP for consultations concerning financial accounting and reporting standards for the period from April 16, 2021 (inception) through December 31, 2021, and the year ended December 31, 2022.

Tax Fees. We did not pay MaloneBailey, LLP for tax planning and tax advice for the period from April 16, 2021 (inception) through December 31, 2021, and the year ended December 31, 2022.

All Other Fees. We did not pay MaloneBailey, LLP for any other services for the period from April 16, 2021 (inception) through December 31, 2021, and for the year ended December 31, 2022.

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

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Broad Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Broad Capital Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from April 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

March 17, 2023

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$391,924	$2,164
Deferred offering costs	-	287,601
Total Current Assets	391,924	289,765

Cash and Marketable Securities held in trust account	104,162,029	-

Total Assets	$104,553,953	$289,765

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$648,885	$151,503
Accounts payable	200,028	-
Franchise tax payable	195,138	-
Income tax payable	285,662	-
Promissory note – related party	-	133,357
Total Current Liabilities	1,329,713	284,860

Deferred underwriter commission	3,555,674	-

Total Liabilities	4,885,387	284,860

Commitments and Contingencies

Common Stock subject to possible redemption; 10,159,069 shares (at $10.23 per share)	103,962,029	-

Stockholders’ Equity (Deficit)
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 10,159,069 shares subject to possible redemption)	3	3
Additional paid-in capital	-	24,997
Accumulated deficit	(4,293,466)	(20,095)
Total Stockholders’ Equity (Deficit)	(4,293,463)	4,905
Total Liabilities and Stockholders’ Equity (Deficit)	$104,553,953	$289,765

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from April 16, 2021 (inception) through December 31, 2021

Formation and operating costs	$(1,508,247)	$(20,095)
Franchise tax expenses	(195,138)	-
Loss from Operations	(1,703,385)	(20,095)

Other Income
Interest earned on marketable securities held in trust account	1,555,432	-
Other Income (Loss) before income taxes	(147,953)	(20,095)
Income tax expense	(285,662)	-
Net Income (Loss)	$(433,615)	$(20,095)

Weighted average shares outstanding of Common Stock	13,000,236	2,500,000
Basic and diluted net loss per share of Common Stock	$(0.03)	$(0.01)

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – April 16, 2021 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	2,875,000	3	24,997	-	25,000
Net loss	-	-	-	(20,095)	(20,095)
Balance – December 31, 2021	2,875,000	$3	$24,997	$(20,095)	$4,905
Sale of Units in Initial Public Offering	10,159,069	10	101,590,680	-	101,590,690
Common Stock subject to possible redemption	(10,159,069)	(10)	(102,606,587)	-	(102,606,597)
Sale of Placement Units	451,130	-	4,511,300	-	4,511,300
Offering and Underwriting costs	-	-	(2,449,040)	-	(2,449,040)
Deferred underwriting commission	-	-	(3,555,674)	-	(3,555,674)
Forfeiture of Insider Shares	(335,233)	-	-	-	-
Accretion of Redeemable Shares	-	-	2,484,324	(2,484,324)	-
Remeasurement of common stock subject to redemption	-	-	-	(1,355,432)	(1,355,432)
Net loss	-	-	-	(433,615)	(433,615)
Balance – December 31, 2022	2,990,897	$3	$-	$(4,293,466)	$(4,293,463)

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the Period from
		April 16, 2021
	Year Ended	(Inception) Through
	December 31, 2022	December 30, 2021
Cash flows from operating activities:
Net loss	$(433,615)	$(20,095)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,555,432)	-
Changes in operating assets and liabilities:
Account payables	200,028	-
Accrued expenses	497,558	20,000
Franchise tax payable	195,138	-
Income tax payable	285,662	-
Net cash used in operating activities	(810,661)	(95)

Cash flows from investing activities:
Investment of cash in Trust Account	(102,606,597)	-
Net cash used in investing activities	(102,606,597)	-

Cash flows from financing activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of IPO costs	99,429,074	-
Proceeds from sale of Placement Units	4,511,301	-
Payment of deferred offering costs	-	(120,646)
Proceeds from Promissory Note – related party	-	97,905
Repayment of Promissory note – related party	(133,357)	-
Net cash provided by financing activities	103,807,018	2,259

Net change in cash	389,760	2,164
Cash at the beginning of the period	2,164	-
Cash at the end of the period	$391,924	$2,164

Supplemental disclosure of non-cash investing and financing activities:
Subsequent remeasurement of Common Stock subject to redemption	$1,355,432	$-
Deferred offering costs	$-	$151,503
Deferred underwriting fee payable	$3,555,674	$-
Initial Classification of Common Stock subject to redemption	$102,606,597	$-
Deferred offering costs paid for by Promissory note – related party	$176	$35,452

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

The Financing

As of December 31, 2022, the Company had not commenced any operations. All activity from the (inception) through December 31, 2021, and year ended December 31, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On February 9, 2022, the underwriters partially exercised the over-allotment option and purchased an additional 159,069 Units, generating gross proceeds of $1,590,690 and forfeited the remainder of the option, which is 335,233 shares of common stock. In connection with the closing and sale of the Over-Allotment Units and the additional Placement Units (together, the “Over-Allotment Closing”), a total of $1,606,597 in proceeds from the Over-Allotment Closing (which amount includes $31,814 of the Underwriters’ deferred discount) was placed in a U.S.-based trust account established for the benefit of the Company’s public stockholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

Trust Account

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

Redemption Option

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination.

Stockholder Approval

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Insider shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The holders of the Insider Shares have agreed (a) to waive their redemption rights with respect to the Insider Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Openmarkets Merger Agreement

On January 18, 2023, the Company entered into an Agreement and Plan of Merger and Business Combination Agreement (the “Openmarkets Merger Agreement” or “BCA”) with Openmarkets Group Pty Ltd., an Australian proprietary limited company (“Openmarkets” or the “Target”), BMYG OMG Pty Ltd., an Australian proprietary limited company and Broad Capital LLC, solely as the Company’s sponsor (collectively, the “Parties”). Pursuant to the Openmarkets Merger Agreement, prior to the closing (the “Closing”) of the contemplated transactions (collectively, the “Business Combination”), the Parties will cause the Company to move its domicile from the State of Delaware to Australia by merging a to-be-formed Delaware corporation (“Merger Sub”), which shall be wholly-owned by a to-be-formed Australian corporation (the “Purchaser”) with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of the Purchaser (the “Redomestication Merger”).

As a result of the Redomestication Merger, (i) each issued and outstanding share of the Company’s common stock, par value $0.000001 per share (the “Company Common Stock”), will convert into the right to receive one ordinary share of the Purchaser (the “Purchaser Shares”); (ii) each of the Company’s units (the “Company Units”), comprised of one share of Company Common Stock and one right to receive one-tenth of one share of Company Common Stock upon the Closing (each a “Company Right”), shall convert into the right to receive one unit of the Purchaser, comprised of one Purchaser Share and one right to receive one-tenth of one Purchaser Share upon the Closing (each a “Purchaser Right”); and (iii) each Company Right shall be converted into the right to receive one Purchaser Right.

Following the Redomestication Merger, the Company will liquidate and all assets of the Company shall be transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). Additionally, the Company will cause all of its contracts to be assigned to and assumed by the Purchaser. Also following the Redomestication Merger and the Liquidation, the Stockholder will contribute all of the issued and outstanding ordinary shares of the Target to the Purchaser in exchange for 9,000,000 Purchaser Shares (the “Exchange Consideration”). The Purchaser Shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the BCA, with such Exchange Consideration subject to adjustment based on the Target’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the BCA (the “Acquisition Contribution and Exchange”).

Any adjustments to the Exchange Consideration shall be made from Purchaser Shares placed in escrow pursuant to an escrow agreement (the “Escrow Shares”), which Escrow Shares shall be released to either the Purchaser or the Stockholder based on the nature of the adjustment to the Exchange Consideration. Additionally, in the event the Target’s net working capital at the Closing (the “Net Working Capital”) exceeds the Target’s pre-Closing estimated net working capital (the “Estimated Net Working Capital”), the Stockholder will receive additional Purchaser Shares in an amount equal to the difference between the Net Working Capital and the Estimated Net Working Capital (the “Adjustment Exchange Consideration”). Further, in addition to the Escrow Shares and the Adjustment Exchange Consideration, an additional 2,000,000 Purchaser Shares may be paid to the Stockholder based on certain performance benchmarks following the Closing as detailed in the BCA (the “Earnout”).

Charter Amendment and Termination Date

If the Company has not completed a Business Combination as provided by the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) executed following the January 10, 2023 Stockholders Meeting, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company (i) may consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that closed on January 13, 2022, which is currently October 13, 2023 (provided the Company funds the monthly extension payments to the Trust Account) unless extended, the Company will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The holders of the Insider Shares have agreed to waive their liquidation rights with respect to the Insider shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Insider shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, if an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $391,924 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 4). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of December 31, 2022, the balance in the Trust Account was $104,162,029.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Offering. Should the Proposed Offering have proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would have been charged to operations.

Income Taxes

The income tax provision consists of the following:

Year Ended December 31, 2022
Federal
Current	$285,662
Deferred	-
State and Local
Current	$-
Deferred	-
Change in valuation allowance
Income tax provision	$285,662

The Company’s net deferred tax assets are as follows:

Year Ended December 31, 2022
Deferred Tax Assets
Net Operating Loss	$-
Sec. 195 Start-up Costs	320,952
Total Deferred Tax Assets	320,952
Deferred Tax Liability
Unrealized gain on Investment in Trust Account	-
Total Deferred Tax Liabilities	-
Less: Valuation allowance	(320,952)
Deferred Tax Assets, net of allowance	$-

As of December 31, 2022, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $320,952 as of December 31, 2022.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

Year Ended December 31, 2022
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	-%
Change in fair value of derivative liabilities	-%
Transaction costs allocated to warrant issuance	-%
Change in valuation allowance	-%
Income tax provision	21.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Income taxes was accrued for $285,662 for the year ended December 31, 2022.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In connection with the closing and sale of the Over-Allotment Units and the additional placement units (together, the “Over-Allotment Closing”), a total of $1,606,597 in proceeds from the Over-Allotment Closing was placed in a U.S.-based trust account established for the benefit of the Company’s public stockholders, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of December 31, 2022, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period April 16, 2021 (inception) through December 31, 2022, $110,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On December 31, 2022, there were 2,990,897 (excluding 10,159,069 shares subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On December 31, 2022, there were no preferred shares issued or outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

In connection with the Company’s January 10, 2023 special meeting of its stockholders (the “Stockholders Meeting”), the Company’s stockholders approved a proposal to amend the Company’s Charter and its Trust Agreement with CSTT allowing the Company to extend the termination date (the “Termination Date”) to complete an initial business combination for an additional nine one (1) month extensions commencing January 13, 2023 until October 13, 2023 (collectively, the “Extension Amendment Proposal” and the “Trust Amendment Proposal”). As amended by the Extension Amendment Proposal and the Trust Amendment Proposal, the Company can extend the Termination Date by an additional $0.0625 per share for each one-month until October 13, 2023, unless the Closing of the Company’s initial business combination shall have occurred.

At the Stockholders Meeting, holders of 4,227,461 of the Company’s public shares of Common Stock exercised their right to redeem their shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $43.35 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $60.83 million before the deposit of any extension payment to extend the Termination Date.

On January 10, 2023, in connection with approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company elected to exercise its first one-month extension to the Termination Date, which extended its deadline to complete its initial business combination from January 13, 2023 to February 13, 2023, by depositing $0.0625 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $370,725.50, to be deposited in the Trust Account. Such funds were provided by our Sponsor or its designees pursuant to the Extension Loan described in the proxy statement dated December 28, 2022.

On January 18, 2023, the Company entered into a definitive Agreement and Plan of Merger and Business Combination Agreement (the “Openmarkets Merger Agreement”) with Openmarkets Group Pty Ltd, an Australian proprietary limited company (the “Target”), BMYG OMG Pty Ltd, an Australian proprietary limited company and Broad Capital LLC, solely in its capacity as the Company’s sponsor.

On February 16, 2023, the Company elected to exercise its second-month extension to the Termination Date, which extended its deadline to complete its initial business combination from February 13, 2023 to March 13, 2023, by depositing $0.0625 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $370,725.50, to be deposited in the Trust Account.

On March 10, 2023, the Company elected to exercise its third-month extension to the Termination Date, which extended its deadline to complete its initial business combination from March 13, 2023 to April 13, 2023, by depositing $0.0625 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $370,725.50, to be deposited in the Trust Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes of the Company included elsewhere in this proxy statement/prospectus. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “we,” “us,” “our,” and other similar terms refer to the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $1,555,432 for the year ended December 31, 2022. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $433,615 for the year ended December 31, 2022.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock currently authorized and outstanding, to be $195,138, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $104,162,029. As of March 15, 2023, we had cash and marketable securities held in the Trust Account of $61,943,000 following the redemptions by holders of 4,227,461 of the Company’s public shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $43.35 million plus the addition of three extension payments of $370,725.50 deposited in the Trust Account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $391,924 outside of the Trust Account. To the extent we do not complete the Business Combination with the Target, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our chief executive officer or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination.

If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until October 13, 2023 to consummate a Business Combination provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0625 per share for each month until October 13, 2023. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation. For the period April 16, 2021 (inception) through December 31, 2022, $110,000 of expense was recorded and included in formation and operating costs in the statement of operations.

The underwriter is entitled to deferred commissions of $3,555,674 from the Units sold in the Initial Public Offering. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 10, 2022, between the Company and Chardan Capital Markets, LLC(5)
2.1	Agreement and Plan of Merger and Business Combination Agreement dated as of January 18, 2023, by and between Broad Capital Acquisition Corp., a Delaware corporation, as Predecessor, Openmarkets Group Pty Ltd, an Australian corporation, as the Company, BMYG OMG Pty Ltd, as the Shareholder, and Broad Capital LLC, a Delaware limited liability company, as the Indemnified Party Representative (6)
3.1	First Amended and Restated Certificate of Incorporation(5)
3.2	Form of Amended and Restated Certificate of Incorporation(4)
3.3	Bylaws(1)
3.4	First Amendment to the Amended and Restated Certificate of Incorporation of Broad Capital Acquisition Corporation(7)
4.1	Specimen Unit Certificate(2)
4.2	Specimen common stock Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
4.5	Description of Registered Securities*
10.1	Investment Management Trust Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
10.2	Registration and Stockholder Rights Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and certain directors of the Company(5)
10.3	Private Placement Unit Purchase Agreement, dated as of January 10, 2022, between the Company and Broad Capital LLC(5)
10.4	Form of Indemnity Agreement(2)
10.5	Promissory Note, dated as of April 16, 2021, issued to Broad Capital LLC(1)
10.6	Securities Subscription Agreement, dated May 7, 2021, between the Registrant and Broad Capital LLC(1)
10.7	Letter Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and each of the officers and directors of the Company(5)
10.8	Administrative Services Agreement between the Company and Broad Capital LLC(5)
10.9	Amendment to Promissory Note(3)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement (Draft), filed with the SEC on July 6, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 19, 2021.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 15, 2021
(4)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 16, 2021
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 14, 2022.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 24, 2023.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 17, 2023.

47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broad Capital Acquisition Corp

Date: March 17, 2023	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johann Tse	Chief Executive Officer and Director	March 17, 2023
Johann Tse	(Principal Executive Officer)

/s/ Rongrong (Rita) Jiang	Chief Financial Officer	March 17, 2023
Rongrong (Rita) Jiang	(Principal Financial and Accounting Officer)

/s/ Teck-Yong Heng	Director	March 17, 2023
Teck-Yong Heng

/s/ Nicholas Shao	Director	March 17, 2023
Nicholas Shao

/s/ Wayne Trimmer	Director	March 17, 2023
Wayne Trimmer

/s/ Keith Adams	Director	March 17, 2023
Keith Adams

48