Form 10-Q
period 2023-03-31
Broad Capital Acquisition Corp
filed 2023-05-15
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41212

BROAD CAPITAL ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	86-3382967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 Annabel Lane, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(469) 951-3088

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.000001 per share, and one Right to acquire 1/10 of one share of common stock	BRACU	The Nasdaq Stock Market LLC
Common stock included as part of the Units	BRAC	The Nasdaq Stock Market LLC
Rights included as part of the Units	BRACR	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 15, 2023, there were 2,990,897 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding (excluding 5,931,608 subject to possible redemption).

BROAD CAPITAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets
Cash	$94,300	$391,924
Total Current Assets	94,300	391,924

Cash and Marketable Securities held in trust account	62,225,137	104,162,029

Total Assets	$62,319,437	$104,553,953

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$565,128	$648,885
Accounts payable	927,217	200,028
Franchise tax payable	48,785	195,138
Income tax payable	428,241	285,662
Extension loan	1,112,177	-
Working capital loan	20,250	-
Total Current Liabilities	3,101,798	1,329,713

Deferred underwriter commission	3,555,674	3,555,674

Total Liabilities	6,657,472	4,885,387

Commitments and Contingencies

Common Stock subject to possible redemption; 5,931,608 shares (at $10.41 per share) as of March 31, 2023 and 10,159,069 shares (at $10.23 per share) as of December 31, 2022	61,748,111	103,962,029

Stockholders’ Equity (Deficit)
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 5,931,608 shares and 10,159,069 shares subject to possible redemption at March 31, 2023 and December 31, 2022 respectively	3	3
Additional paid-in capital	-	-
Accumulated deficit	(6,086,149)	(4,293,466)
Total Stockholders’ Equity (Deficit)	(6,086,146)	(4,293,463)
Total Liabilities and Stockholders’ Equity (Deficit)	$62,319,437	$104,553,953

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Formation and operating costs	$(1,181,717)	$(459,413)
Franchise tax	(48,785)	-
Loss from Operations	(1,230,502)	(459,513)

Other Income (Expenses)
Interest expense	(6,946)	-
Interest earned on marketable securities held in trust account	727,731	39,948
Net Income (Loss) Before Tax	$(509,717)	$(419,465)
Income tax	(142,579)	-
Net Income (Loss)	$(652,296)	$(419,465)

Weighted average shares outstanding of Common Stock	13,485,199	11,901,642
Basic and diluted net loss per share of Common Stock	$(0.05)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

AND

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance – December 31, 2021	2,875,000	$3	$24,997	$(20,095)	$4,905
Sale of Units in Initial Public Offering	10,159,069	10	101,590,680	-	101,590,690
Class A Ordinary Shares subject to possible redemption	(101,159,069)	(10)	(102,606,587)	-	(101,606,597)
Sale of Private Placement Units	451,130	-	4,511,300	-	4,511,300
Offering and Underwriting costs		-	(2,449,040)	-	(2,449,040)
Forfeiture of Insider Shares	(335,233)	-	-	-	-
Deferred underwriting commission	-	-	(3,555,674)	-	(3,555,674)
Re-classification	-	-	2,484,324	(2,484,324)	-
Net loss	-	-	-	(419,465)	(419,465)
Balance – March 31, 2022	2,990,897	3	-	(2,923,884)	(2,923,881)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	2,990,897	$3	$-	$(4,293,466)	$(4,293,463)
Additional amount deposited into trust ($0.0625 per common stock subject to possible redemption)	-	-	-	(1,112,177)	(1,112,177)
Remeasurement of common stock subject to redemption -	-	-		(28,210)	(28,210)
Net loss	-	-	-	(652,296)	(652,296)
Balance – March 31, 2023	2,990,897	$3	$-	$(6,086,149)	$(6,086,146)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(652,296)	$(419,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(727,731)	(39,948)
Changes in operating assets and liabilities:
Account payables	727,189	-
Accrued expenses	(83,757)	(103,827)
Income tax payable	142,579
Franchise tax payable	(146,353)	-
Net cash used in operating activities	(740,369)	(563,240)

Cash flows from investing activities:
Investment of cash in Trust Account	43,354,304	-
Interest withdraw from Trust Account	422,495	-
Investment of cash in Trust Account	(1,112,177)	(102,606,596)
Net cash used in investing activities	(42,664,622)	(102,606,596)

Cash flows from financing activities:
Redemption of common stock	(43,354,304)
Proceeds from Working capital loan	20,250	-
Proceeds from Extension loan	1,112,177	-
Proceeds from sale of Units, net of IPO costs	-	99,429,074
Proceeds from sale of Placement Units	-	4,511,301
Repayment of Promissory note – related party	-	(133,357)
Net cash provided by financing activities	(42,221,877)	103,807,018

Net change in cash	(297,624)	637,182
Cash at the beginning of the period	391,924	2,164
Cash at the end of the period	$94,300	$639,346

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$1,112,177	$-
Accretion of common stock subject to redemption	$28,210	$-
Deferred underwriting fee payable	$-	$3,555,674
Initial Classification of Common Stock subject to redemption	$-	$102,606,597
Deferred offering costs paid for by Promissory note – related party	$-	$176

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

The Financing

As of March 31, 2023, the Company had not commenced any operations. All activity from April 16, 2021 through March 31, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Following the Redomestication Merger, the Company will liquidate, and all assets of the Company shall be transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). Additionally, the Company will cause all of its contracts to be assigned to and assumed by the Purchaser. Also following the Redomestication Merger and the Liquidation, the Stockholder will contribute all of the issued and outstanding ordinary shares of the Target to the Purchaser in exchange for 9,000,000 Purchaser Shares (the “Exchange Consideration”). The Purchaser Shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the BCA, with such Exchange Consideration subject to adjustment based on the Target’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the BCA (the “Acquisition Contribution and Exchange”).

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $94,300 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 5). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023, there was $20,250 outstanding under Working Capital Loan and $1,112,177 outstanding under Extension Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of March 31, 2023, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of March 31, 2023 and December 31, 2022, the balance in the Trust Account was $62,225,137 and $104,162,029, respectively.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. As of March 31, 2023 and March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of March 31, 2023, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, with interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023, there was $20,250 outstanding under Working Capital Loan and $1,112,177 outstanding under Extension Loan. As of December 31, 2022, there was $0 outstanding under Work Capital Loan.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company incurred $30,000 and $110,000, respectively, in fees related to this service.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On March 31, 2023 and December 31, 2022, there were 2,990,897 (excluding 5,931,608 and 10,159,069 shares respectively subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

On April 28, 2023, the Company elected to exercise its fourth-monthly extension to the Termination Date, which extended its deadline to complete its initial business combination from April 13, 2023 to May 13, 2023, by depositing $0.0625 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $370,725.50 was deposited in the Trust Account.

On May 10, 2023, the Company elected to exercise its fifth-monthly extension to the Termination Date, which extended its deadline to complete its initial business combination from May 13, 2023 to June 13, 2023, by depositing $0.0625 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $370,725.50 was deposited in the Trust Account.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2022 filed with the SEC on March 17, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $727,731 for the three months ended March 31, 2023. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $652,296 for the three months ended March 31, 2023.

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

As of March 31, 2023, we had cash and marketable securities held in the Trust Account of $62,225,137 following the redemptions by holders of 4,227,461 of the Company’s public shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $43.35 million plus the addition of three extension payments of $370,725.50 deposited in the Trust Account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $94,300 outside of the Trust Account. To the extent we do not complete the Business Combination with the Target, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our chief executive officer or certain of our officers and directors may, but are not obligated to, loan us funds on an interest-bearing basis as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2023 and the year ended December 31, 2022, $1,230,502 and $1,703,385 of expense was recorded and included in formation and operating costs in the statement of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K covering the period from January 1, 2022 through December 31, 2022 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

Broad Capital Acquisition Corp

Date: May 15, 2023	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

