Form 10-Q
period 2023-06-30
Broad Capital Acquisition Corp
filed 2023-08-15
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41212

BROAD CAPITAL ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	86-3382967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 Annabel Lane, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(469) 951-3088

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.000001 per share, and one Right to acquire 1/10 of one share of common stock	BRACU	The Nasdaq Stock Market LLC
Common stock included as part of the Units	BRAC	The Nasdaq Stock Market LLC
Rights included as part of the Units	BRACR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 14, 2023, there were 2,990,897 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding (excluding 4,522,582 subject to possible redemption).

BROAD CAPITAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$52,152	$391,924
Total Current Assets	52,152	391,924

Cash and Marketable Securities held in trust account	48,650,221	104,162,029

Total Assets	$48,702,373	$104,553,953

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$674,508	$648,885
Accounts payable	749,875	200,028
Franchise tax payable	50,000	195,138
Income tax payable	563,329	285,662
Extension loan	2,003,628	-
Working capital loan	152,146	-
Total Current Liabilities	4,193,486	1,329,713

Deferred underwriter commission	3,555,674	3,555,674

Total Liabilities	7,749,160	4,885,387

Commitments and Contingencies

Common Stock subject to possible redemption; 4,522,582 shares (at $10.62 per share) as of June 30, 2023 and 10,159,069 shares (at $10.23 per share) as of December 31, 2022	48,036,892	103,962,029

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 4,522,582 shares and 10,159,069 shares subject to possible redemption on June 30, 2023 and December 31, 2022 respectively	3	3
Additional paid-in capital	-	-
Accumulated deficit	(7,083,682)	(4,293,466)
Total Stockholders’ Deficit	(7,083,679)	(4,293,463)
Total Liabilities and Stockholders’ Deficit	$48,702,373	$104,553,953

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022

Formation and operating costs	$(144,761)	$(1,326,478)	$(117,309)	$(576,722)
Franchise tax	(80,421)	(129,206)	-	-
Loss from Operations	(225,182)	(1,455,684)	(117,309)	(576,722)

Other Income (Expenses)
Interest expense	(23,347)	(30,293)	-	-
Interest earned on marketable securities held in trust account	723,699	1,451,430	108,459	148,407
Net Income (Loss) Before Tax	475,170	(34,547)	(8,850)	(428,315)
Income tax	(135,088)	(277,667)	-	-
Net Income (Loss)	$340,082	$(312,214)	$(8,850)	$(428,315)

Weighted average shares outstanding of Common Stock	8,597,345	8,992,588	13,485,199	12,752,366
Basic and diluted net loss per share of Common Stock	$0.04	$(0.03)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022

AND

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	2,875,000	$3	$24,997	$(20,095)	$4,905
Sale of Units in Initial Public Offering	10,159,069	10	101,590,680	-	101,590,690
Class A Ordinary Shares subject to possible redemption	(10,159,069)	(10)	(102,606,587)	-	(101,606,597)
Sale of Private Placement Units	451,130	-	4,511,300	-	4,511,300
Offering and Underwriting costs		-	(2,449,040)	-	(2,449,040)
Forfeiture of Insider Shares	(335,233)	-	-	-	-
Deferred underwriting commission	-	-	(3,555,674)	-	(3,555,674)
Re-classification	-	-	2,484,324	(2,484,324)	-
Net loss	-	-	-	(419,465)	(419,465)
Balance – March 31, 2022	2,990,897	3	-	(2,923,884)	(2,923,881)
Net loss	-	-	-	(8,850)	(8,850)
Balance – June 30, 2022	2,990,897	$3	$-	$(2,932,734)	$(2,932,731)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,990,897	$3	$-	$(4,293,466)	$(4,293,463)
Additional amount deposited into trust ($0.0625 per common stock subject to possible redemption)	-	-	-	(1,112,177)	(1,112,177)
Remeasurement of common stock subject to redemption -	-	-	-	(28,210)	(28,210)
Net loss	-	-	-	(652,296)	(652,296)
Balance – March 31, 2023	2,990,897	$3	$-	$(6,086,149)	$(6,086,146)
Additional amount deposited into trust ($0.0625 per common stock subject to redemption for April and May; $0.0331 per common stock subject to possible redemption for June)	-	-	-	(891,451)	(891,451)
Remeasurement of common stock subject to redemption	-	-	-	(446,164)	(446,164)
Net loss	-	-	-	340,082	340,082
Balance – June 30, 2023	2,990,897	$3	$-	$(7,083,682)	$(7,083,679)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flows from operating activities:
Net loss	$(312,214)	$(428,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,451,430)	(148,407)
Changes in operating assets and liabilities:
Account payables	549,847	7,500
Accrued expenses	25,623	(11,012)
Income tax payable	277,667	-
Franchise tax payable	(145,138)	-
Net cash used in operating activities	(1,055,645)	(580,234)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	58,403,139	-
Interest withdraws from Trust Account for taxes	563,727	-
Investment of cash in Trust Account	(2,003,628)	(102,606,597)
Net cash used in investing activities	56,963,238	(102,606,597)

Cash flows from financing activities:
Redemption of common stock	(58,403,139)	-
Proceeds from Working capital loan	152,146	-
Proceeds from Extension loan	2,003,628	-
Proceeds from sale of Units, net of IPO costs	-	99,429,074
Proceeds from sale of Placement Units	-	4,511,301
Repayment of Promissory note – related party	-	(133,357)
Net cash provided by financing activities	(56,247,365)	103,807,018

Net change in cash	(339,772)	620,187
Cash at the beginning of the period	391,924	2,164
Cash at the end of the period	$52,152	$622,351

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$2,003,628	$-
Accretion of common stock subject to redemption	$474,374	$-
Deferred underwriting fee payable	$-	$3,555,674
Initial Classification of Common Stock subject to redemption	$-	$102,606,597
Deferred offering costs paid for by Promissory note – related party	$-	$176

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

The Financing

As of June 30, 2023, the Company had not commenced any operations. All activity from April 16, 2021 through June 30, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Following the Redomestication Merger, the Company will liquidate, and all assets of the Company shall be transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). Additionally, the Company will cause all of its contracts to be assigned to and assumed by the Purchaser. Also following the Redomestication Merger and the Liquidation, the Stockholder will contribute all of the issued and outstanding ordinary shares of the Target to the Purchaser in exchange for 7,000,000 Purchaser Shares (the “Exchange Consideration”). The Purchaser Shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the BCA, with such Exchange Consideration subject to adjustment based on the Target’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the BCA (the “Acquisition Contribution and Exchange”). On August 4, 2023, the Company, the Target, the Seller, the Indemnified Party Representative, and the Purchaser entered into that certain BCA Amendment No. 1 (the “Amendment”) to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 9,000,000 to 7,000,000 due to an updated valuation of the Target; (ii) amend certain schedules to the BCA to reflect the updated valuation of the Target; (iii) make clarifying changes to certain representations and conditions to the Closing; and (iv) extend the Outside Date (as defined in the BCA) from June 30, 2023 to January 1, 2024. The Amendment was made effective as of August 1, 2023.

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

Charter Amendment and Termination Date

On January 13, 2022, the “Company consummated its initial public offering (the “Offering”). In connection therewith, the Company entered into an Investment Management Trust Agreement, dated January 10, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”). The form of the Trust Agreement was initially filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-258943) for the Offering.

Pursuant to the Offering and the Trust Agreement, the Company had 12 months from the closing of the Offering to consummate its initial business combination, which expired on January 13, 2023 (the “Termination Date”). Prior to that, on January 10, 2023, the Company held a virtual special meeting of its stockholders, pursuant to due notice (the “January 2023 Stockholders Meeting”). At the January 2023 Stockholders Meeting, the Company’s stockholders entitled to vote cast their votes and approved a proposal to amend the Trust Agreement to extend the Termination Date for an additional nine one (1) month extensions until October 13, 2023 (the “First Trust Amendment”) by depositing into the Trust Account an additional $0.0625 per share for each one-month until October 13, 2023 unless the Closing of the Company’s initial business combination shall have occurred.

Also at the January 2023 Stockholders Meeting, the Company’s stockholders approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) to extend the Termination Date as amended in the amended Trust Agreement to extend the date by which the Company (i) may consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering (provided the Company funds the monthly extension payments to the Trust Account) unless extended, the Company will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On June 9, 2023, the Company held an additional Special Meeting of Stockholders (the “June 2023 Stockholders Meeting”). At the June 2023 Stockholders Meeting, the Company’s stockholders approved an amendment to the Company’s Charter (a) to extend the Termination Date again by which the Company has to consummate a business combination from October 13, 2023 by up to three (3) one-month extensions to January 13, 2024 (the “Extended Termination Date”) and (b) to decrease the monthly extension fee from $0.0625 per share for each Public Share outstanding after giving effect to redemptions (in the aggregate, the “Monthly Extension Loan”) to, in the aggregate, the “Adjusted Monthly Extension Loan,” as defined below, commencing on June 13, 2023. As amended, the required payment for each monthly extension period shall constitute the deposit by Broad Capital LLC (or its affiliates or permitted designees) into the Trust Account of $150,000 for each such one-month extension beginning on June 13, 2023 until January 13, 2024, unless the closing of the Company’s initial business combination shall have occurred (the “Adjusted Monthly Extension Loan”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

The Company also amended the Company’s Trust Agreement dated as of January 10, 2022, as amended on January 10, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company reduce the amount of the Monthly Extension Loan to $150,000 for each one-month extension beginning on June 13, 2023 until January 13, 2024, and to extend the Termination Date for an additional three (3) one-month extensions until January 13, 2024, and to update certain defined terms in the Trust Agreement (the “Second Amendment to the Trust Agreement” and such proposal the “Second Trust Amendment Proposal”), a form of which is attached as Exhibit 3.2 to this report and is incorporated by reference herein.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $52,152 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 5). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023, there was $152,146 outstanding under Working Capital Loan and $2,003,628 outstanding under Extension Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of June 30, 2023, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of June 30, 2023 and December 31, 2022, the balance in the Trust Account was $48,650,221 and $104,162,029, respectively.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the six months ended June 30, 2023 and June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of June 30, 2023, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Pursuant to the January 2023 Stockholder Meeting and the June 2023 Stockholder Meeting, each to extend the Termination Date and to provide for the payment of extension payments to the Trust Account, monthly Extension Loan advances have occurred on the Company’s behalf to fund the required payment by the Sponsor or its affiliate or designee into the Trust Account in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

As of June 30, 2023, there was $152,146 outstanding under Working Capital Loan and $2,003,628 outstanding under Extension Loan. As of December 31, 2022, there was $0 outstanding under Working Capital Loan and Extension Loan.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company incurred $60,000 and $110,000, respectively, in fees related to this service.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On June 30, 2023 and December 31, 2022, there were 2,990,897 (excluding 4,522,582 and 10,159,069 shares respectively subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

On July 7, 2023, the Company elected to exercise its seventh-monthly extension to the Termination Date, which extended its deadline to complete its initial business combination from July 13, 2023 to August 13, 2023, by depositing $0.0332 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $150,000 was deposited in the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $1,451,430 for the six months ended June 30, 2023. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $312,214 for the six months ended June 30, 2023.

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

As of June 30, 2023, we had cash and marketable securities held in the Trust Account of $48,650,221 following the further redemptions happened in June 9th, 2023 by holders of 1,409,026 of the Company’s Public Shares for cash at an approximate price of $10.62 per share, for an aggregate of approximately $15.05 million plus the addition of three extension payments of $891,451 deposited in the Trust Account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $52,152 outside of the Trust Account. To the extent we do not complete the Business Combination with the Target, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation. For the six months ended June 30, 2023 and the six months ended June 30, 2022, $1,326,478 and $576,722 of expense was recorded and included in formation and operating costs in the statement of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Broad Capital Acquisition Corp

Date: August 14, 2023	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

