Form 10-Q
period 2023-09-30
Broad Capital Acquisition Corp
filed 2023-11-13
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-41212

BROAD CAPITAL ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	86-3382967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6208 Sandpebble Ct, Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)

(469) 951-3088

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.000001 per share, and one Right to acquire 1/10 of one share of common stock	BRACU	The Nasdaq Stock Market LLC
Common stock included as part of the Units	BRAC	The Nasdaq Stock Market LLC
Rights included as part of the Units	BRACR	The Nasdaq Stock Market LLC

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

As of November 9, 2023, there were 2,990,897 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding (excluding 4,522,582 subject to possible redemption).

BROAD CAPITAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$11,634	$391,924
Total Current Assets	11,634	391,924

Cash and Marketable Securities held in trust account	49,697,783	104,162,029

Total Assets	$49,709,417	$104,553,953

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,007,126	$648,885
Accounts payable	822,122	200,028
Franchise tax payable	60,982	195,138
Income tax payable	686,511	285,662
Extension loan	2,453,628	-
Working capital loan	355,887	-
Total Current Liabilities	5,386,256	1,329,713

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	8,941,930	4,885,387

Commitments and Contingencies

Common Stock subject to possible redemption; 4,522,582 shares (at $10.82 per share) as of September 30, 2023 and 10,159,069 shares (at $10.23 per share) as of December 31, 2022	48,950,290	103,962,029

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 4,522,582 shares and 10,159,069 shares subject to possible redemption on September 30, 2023 and December 31, 2022 respectively	3	3
Additional paid-in capital	-	-
Accumulated deficit	(8,182,806)	(4,293,466)
Total Stockholders’ Deficit	(8,182,803)	(4,293,463)
Total Liabilities and Stockholders’ Deficit	$49,709,417	$104,553,953

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022

Formation and operating costs	$(612,607)	$(1,939,085)	$(252,312)	$(829,034)
Franchise tax	(50,000)	(179,206)	-	-
Loss from Operations	(662,607)	(2,118,291)	(252,312)	(829,034)

Other Income (Expenses)
Interest expense	(36,516)	(66,809)	-	-
Interest earned on marketable securities held in trust account	636,580	2,088,010	478,182	626,589
Net Income (Loss) Before Tax	(62,543)	(97,090)	225,870	(202,445)
Income tax	(123,182)	(400,849)	-	-
Net Income (Loss)	$(185,725)	$(497,939)	$225,870	$(202,445)

Weighted average shares outstanding of Common Stock	8,680,609	8,789,806	13,485,199	13,000,236
Basic and diluted net loss per share of Common Stock	$(0.02)	$(0.06)	$0.02	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,990,897	$3	$-	$(4,293,466)	$(4,293,463)
Additional amount deposited into trust ($0.0625 per share of Common Stock subject to possible redemption)	-	-	-	(1,112,177)	(1,112,177)
Remeasurement of common stock subject to redemption	-	-	-	(28,210)	(28,210)
Net loss	-	-	-	(652,296)	(652,296)
Balance – March 31, 2023	2,990,897	$3	$-	$(6,086,149)	$(6,086,146)

Additional amount deposited into trust ($0.0625 per share of Common Stock subject to redemption for April and May; $0.0331 per Common Stock subject to possible redemption for June)	-	-	-	(891,451)	(891,451)
Remeasurement of common stock subject to redemption	-	-	-	(446,164)	(446,164)
Net income	-	-	-	340,082	340,082
Balance – June 30, 2023	2,990,897	$3	$-	$(7,083,682)	$(7,083,679)
Additional amount deposited into trust ($0.0331 per Common Stock subject to possible redemption)	-	-	-	(450,000)	(450,000)
Remeasurement of Common Stock subject to redemption	-	-	-	(463,399)	(463,399)
Net loss	-	-	-	(185,725)	(185,725)
Balance – September 30, 2023	2,990,897	$3	$-	$(8,182,806)	$(8,182,803)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	2,875,000	$3	$24,997	$(20,095)	$4,905
Sale of Units in Initial Public Offering	10,159,069	10	101,590,680	-	101,590,690
Class A Common Stock subject to possible redemption	(10,159,069)	(10)	(102,606,587)	-	(101,606,597)
Sale of Private Placement Units	451,130	-	4,511,300	-	4,511,300
Offering and Underwriting costs		-	(2,449,040)	-	(2,449,040)
Forfeiture of Insider Shares	(335,233)	-	-	-	-
Deferred underwriting commission	-	-	(3,555,674)	-	(3,555,674)
Re-classification	-	-	2,484,324	(2,484,324)	-
Net loss	-	-	-	(419,465)	(419,465)
Balance – March 31, 2022	2,990,897	3	-	(2,923,884)	(2,923,881)
Net loss	-	-	-	(8,850)	(8,850)
Balance – June 30, 2022	2,990,897	$3	$-	$(2,932,734)	$(2,932,731)
Net income	-	-	-	225,870	225,870
Remeasurement of Common Stock subject to redemption	-	-	-	426,589	426,589
Balance – September 30, 2022	2,990,897	$3	$-	$3,133,453	$3,133,450

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net loss	$(497,939)	$(202,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,088,010)	(626,589)
Changes in operating assets and liabilities:
Account payables	622,094	177,342
Accrued expenses	358,240	(21,327)
Income tax payable	400,849	-
Franchise tax payable	(134,156)	-
Net cash used in operating activities	(1,338,922)	(673,019)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	58,403,139	-
Interest withdraws from Trust Account for taxes	602,745	-
Investment of cash in Trust Account	(2,453,628)	(102,606,597)
Net cash provided by (used in) investing activities	56,552,256	(102,606,597)

Cash flows from financing activities:
Redemption of Common Stock	(58,403,139)	-
Proceeds from Working capital loan	355,887	-
Proceeds from Extension loan	2,453,628	-
Proceeds from sale of Units, net of IPO costs	-	99,429,074
Proceeds from sale of Placement Units	-	4,511,301
Repayment of Promissory note – related party	-	(133,357)
Net cash provided by (used in) financing activities	(55,593624)	103,807,018

Net change in cash	(380,290)	527,402
Cash at the beginning of the period	391,924	2,164
Cash at the end of the period	$11,634	$529,566

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$2,453,628	$-
Accretion of Common Stock subject to redemption	$937,773	$426,589
Deferred underwriting fee payable	$-	$3,555,674
Initial Classification of Common Stock subject to redemption	$-	$102,606,597
Deferred offering costs paid for by Promissory note – related party	$-	$176

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

The Financing

As of September 30, 2023, the Company had not commenced any operations. All activity from April 16, 2021 through September 30, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

At the June 2023 Stockholders Meeting, the Company’s stockholders holding 1,409,026 Public Shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.68 per share of the funds in the Trust Account. As a result, approximately $15,048,835.16 was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of common stock outstanding were 4,522,582.

The Company must deposit into the Trust Account $150,000 for the extension period (commencing on June 13, 2023 and ending on January 13, 2024, unless the closing of the Company’s initial business combination shall have occurred).

As reported on Form 8-K filed on June 15, 2023, on June 12, 2023, the Company caused to be deposited $150,000 into the Company’s Trust Account for the holders of its Public Shares, representing $0.0332 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination from June 13, 2023 to July 13, 2023, which was the sixth of the twelve-monthly extensions permitted under the Company’s governing documents.

As reported on Form 8-K filed on July 13, 2023, on July 7, 2023, the Company caused to be deposited $150,000 into the Company’s Trust Account for the holders of its Public Shares, representing $0.0332 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination from July 13, 2023 to August 13, 2023, which was the seventh of the twelve-monthly extensions permitted under the Company’s governing documents.

As reported on Form 8-K filed on August 17, 2023, on August 11, 2023, the Company caused to be deposited $150,000 into the Company’s Trust Account for the holders of its Public Shares, representing $0.0332 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination from August 13, 2023 to September 13, 2023, which was the eighth of the twelve-monthly extensions permitted under the Company’s governing documents.

As reported on Form 8-K filed on September 20, 2023, on September 19, 2023, the Company caused to be deposited $150,000 into the Company’s Trust Account for the holders of its Public Shares, representing $0.0332 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination from September 13, 2023 to October 13, 2023, which was the tenth of the eleventh-monthly extensions permitted under the Company’s governing documents.

As reported on Form 8-K filed on October 17, 2023, on October 11, 2023, the Company caused to be deposited $150,000 into the Company’s Trust Account for the holders of its Public Shares, representing $0.0332 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination from October 13, 2023 to November 13, 2023, which was the tenth of the twelve-monthly extensions permitted under the Company’s governing documents.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had $11,634 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 5). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2023, there was $355,887 outstanding under Working Capital Loan and $2,453,628 outstanding under Extension Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of September 30, 2023, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of September 30, 2023 and December 31, 2022, the balance in the Trust Account was $49,697,783 and $104,162,029, respectively.

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

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the nine months ended September 30, 2023 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of September 30, 2023, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

As of September 30, 2023, there was $355,887 outstanding under Working Capital Loan and $2,453,628 outstanding under Extension Loan. As of December 31, 2022, there was $0 outstanding under Working Capital Loan and Extension Loan.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company incurred $90,000 and $110,000, respectively, in fees related to this service.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On September 30, 2023 and December 31, 2022, there were 2,990,897 (excluding 4,522,582 and 10,159,069 shares respectively subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

On October 11, 2023, the Company elected to exercise its tenth-monthly extension to the Termination Date, which extended its deadline to complete its initial business combination from October 13, 2023 to November 13, 2023, by depositing $0.0331 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $150,000 was deposited in the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $2,088,010 for the nine months ended September 30, 2023. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $497,939 for the nine months ended September 30, 2023.

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

As of September 30, 2023, we had cash and marketable securities held in the Trust Account of $49,697,783 following the further redemptions happened in June 9, 2023 by holders of 1,409,026 of the Company’s Public Shares for cash at an approximate price of $10.62 per share, for an aggregate of approximately $15.05 million plus the addition of six extension payments of $1,341,451 deposited in the Trust Account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $11,634 outside of the Trust Account. To the extent we do not complete the Business Combination with the Target, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until January 13, 2024 to consummate a Business Combination provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0331 per share for each month until January 13, 2024 after the June 2023 Stockholders Meeting.. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation. For the nine months ended September 30, 2023 and the nine months ended September 30, 2022, $1,939,085 and $829,034 of expense was recorded and included in formation and operating costs in the statement of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Broad Capital Acquisition Corp

Date: November 13, 2023	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

