Form 10-K
period 2023-12-31
Broad Capital Acquisition Corp
filed 2024-03-14
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of March 13, 2024, there were there were 2,990,897 shares of common stock, par value $0.000001 per share, issued and outstanding (excluding 1,717,663 shares subject to possible redemption), and 0 shares of preferred stock, par value $0.000001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“BCA” are to the Agreement and Plan of Merger and Business Combination Agreement, as amended by BCA Amendment No. 1 dated August 1, 2023 and BCA Amendment No. 2 effective January 9, 2024;

●	“BMYG OMG” are to BMYG OMG Pty Ltd., an Australian proprietary limited company;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Broad Capital Acquisition Pty Ltd.” means Broad Capital Acquisition Pty Ltd., an Australian public limited company and the issuer of the Form S-4 in connection with the approval of the initial business combination;

●	“common stock” refers to our common shares, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and rights agent of our public rights (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal at Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering of the Company’s units on January 11, 2022;

●	“initial stockholders” are to our sponsor and any other holders of our insider shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);

●	“insider shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our common stock issuable upon the conversion thereof as provided herein;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Openmarkets” are to Openmarkets Group Pty Ltd., an Australian proprietary limited company;

●	“Openmarkets Merger” are to the merger and other transactions between the Company, Openmarkets, and other companies as effectuated and further described in the Openmarkets Merger Agreement;

●	“Openmarkets Merger Agreement” are to the Agreement and Plan of Merger and Business Combination Agreement entered into on January 18, 2023, as amended by BCA Amendment No. 1 dated August 1, 2023 and BCA Amendment No. 2 effective January 9, 2024, and as it may be further amended or supplemented from time to time, by and among the Company, Openmarkets, BMYG OMG Pty Ltd, and Broad Capital LLC;

●	“Over-Allotment Closing” are to the closing of the underwriters’ purchase of the Over-Allotment Units in its partial exercise of the over-allotment option on February 10, 2022;

●	Over-Allotment Units” are to the additional 159,069 Units purchased from the Company generating gross proceeds of $1,590,690;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement rights” are to our rights which are included within the placement units being purchased by our sponsor in the private placement;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement right;

●	“private placement” are to the private placement of 446,358 placement units at a price of $10.00 per unit, for an aggregate purchase price of $4,463,580, which occurred simultaneously with the completion of our initial public offering and the additional private sale of 4,772 placement units at a price of $10.00 per unit, for an aggregate purchase price of $47,720 on February 9, 2022, as part of the underwriters partial exercise of their over-allotment option of an additional 159,069 units for a total of $4,511,300 from the placement units;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public rights” refer to the rights which are part of the units;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Registration Statement” are to the Form S-1 filed publicly with the SEC on August 19, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“representative” are to Chardan Capital Markets, LLC, who is the representative of the underwriters in our initial public offering;

●	“rights” refer to the rights which are part of the units;

●	“rights agent” are to Continental;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Broad Capital LLC;

●	“trust account” are to the trust account at J.P. Morgan Securities LLC maintained by the trustee in which the Company deposited the net proceeds of the sale of the units and a portion of the placement units (including to reflect the underwriters partial exercise of the overallotment) in the initial public offering, as such account has been reduced to honor redemptions to date;

●	“trustee” are to Continental;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one right; and

●	“we,” “us,” “our” or “Company” are to Broad Capital Acquisition Corp.

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

General Description of the Openmarkets Merger Agreement

On January 18, 2023, the Company entered into an Agreement and Plan of Merger and Business Combination Agreement (the “Openmarkets Merger Agreement” or “BCA”) (as amended by BCA Amendment No. 1 dated August 1, 2023, BCA Amendment No. 2 effective January 9, 2024 and BCA Amendment No. 3, which is pending and would become effective upon its execution by all parties) with Openmarkets Group Pty Ltd., an Australian proprietary limited company (“Openmarkets” or the “Target”), BMYG OMG Pty Ltd., an Australian proprietary limited company and Broad Capital LLC, solely as the Company’s sponsor (collectively, the “Parties”). Pursuant to the Openmarkets Merger Agreement, prior to the closing (the “Closing”) of the contemplated transactions (collectively, the “Business Combination”), the Parties will cause the Company to move its domicile from the State of Delaware to Australia by merging a to-be-formed Delaware corporation (“Merger Sub”), which shall be wholly-owned by a to-be-formed Australian corporation (the “Purchaser”) with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of the Purchaser (the “Redomestication Merger”).

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

Exchange Consideration

Following the Redomestication Merger, the Company will liquidate and all assets of the Company shall be transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). The Company is required to cause all of its contracts to be assigned to and assumed by the Purchaser. Additionally, pursuant to the original Agreement and Plan of Merger and Business Combination Agreement, following the Redomestication Merger and the Liquidation, the Stockholder will contribute all of the issued and outstanding ordinary shares of the Target to the Purchaser in exchange for 7,000,000 Purchaser Shares (the “Exchange Consideration”). However, on August 4, 2023, the Company, the Target, the Seller, the Indemnified Party Representative, and the Purchaser entered into that certain BCA Amendment No. 1 (the “Amendment”) to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 9,000,000 to 7,000,000 due to an updated valuation of the Target; (ii) amend certain schedules to the BCA to reflect the updated valuation of the Target; (iii) make clarifying changes to certain representations and conditions to the Closing; and (iv) extend the Outside Date (as defined in the BCA) from June 30, 2023 to January 1, 2024. The Amendment was made effective as of August 1, 2023. Effective January 9, 2024, the Company, OMG, the Seller, the Indemnified Representative, and the Purchaser entered into that certain BCA Amendment No. 2 (the “BCA Amendment No. 2”) to (i) clarify that although the parties would continue to seek additional financing, the Purchaser would not be required to have any minimum amount of net tangible assets at Closing; (ii) clarify that at Closing, the Purchaser shall have become listed on any tier of the Nasdaq exchange; and (iii) extend the Outside Date (as defined in the BCA) from January 1, 2024 to April 30, 2024.

The Company, OMG, the Seller, the Indemnified Party Representative, and the Purchaser are presently negotiating BCA Amendment No. 3 (the “BCA Amendment No. 3”) in order to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 7,000,000 to 4,800,000 due to an updated valuation of the Target; (ii) amend certain schedules to the BCA to reflect the updated valuation of the Target; (iii) increase the number of Purchaser Shares to be issued to the Seller in connection with the Earnout from 2,000,000 to 2,700,000 due to an updated valuation of the Target; and (iv) update the Earnout Period to cover a period of three years commencing on June 30, 2024. The BCA Amendment No. 3 would become effective upon its execution by all parties.

The Purchaser Shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the BCA, with such Exchange Consideration subject to adjustment based on the Target’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the BCA (the “Acquisition Contribution and Exchange”).

Any adjustments to the Exchange Consideration shall be made from Purchaser Shares placed in escrow pursuant to an escrow agreement (the “Escrow Shares”), which Escrow Shares shall be released to either the Purchaser or the Stockholder based on the nature of the adjustment to the Exchange Consideration. Additionally, in the event the Target’s net working capital at the Closing (the “Net Working Capital”) exceeds the Target’s pre-Closing estimated net working capital (the “Estimated Net Working Capital”), the Stockholder will receive additional Purchaser Shares in an amount equal to the difference between the Net Working Capital and the Estimated Net Working Capital (the “Adjustment Exchange Consideration”). Further, in addition to the Escrow Shares and the Adjustment Exchange Consideration, an additional 2,700,000 Purchaser Shares may be paid to the Stockholder based on certain performance benchmarks following the Closing as detailed in the BCA (the “Earnout”).

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

Conditions to Each Party’s Obligation to Close

Pursuant to the BCA, the obligations of the Parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective Parties, including, without limitation: (i) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the BCA; (ii) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the BCA; (iii) the approval by the Purchaser’s stockholders of the Business Combination; (iv) the absence of any Material Adverse Effect (as defined in the BCA) with respect to the Company, with respect to the Purchaser, or with respect to the Target since the effective date of the BCA that is continuing and uncured; (v) the expiration or termination, as applicable, of any waiting period (and any extension thereof) applicable to the consummation of the BCA under any antitrust laws; (vi) the receipt of all consents required to be obtained from or made with any governmental authority in order to consummate the transactions contemplated by the BCA; (vii) the receipt of any approvals required under the Australian Foreign Acquisitions and Takeovers Act 1975 (Cth); (viii) the Purchaser having at least $5,000,001 in tangible net assets upon the Closing; (ix) the Target having at least $7,000,000 in cash or cash equivalents upon the Closing; (x) the entry into certain ancillary agreements as of the Closing; (xi) the receipt by the Purchaser of copies of all third-party consents identified in the BCA in a form and substance reasonably satisfactory to the Purchaser, which consents shall not have been revoked at the time of the Closing; (xii) the continued listing of the Purchaser Shares and the Purchaser Rights on the Nasdaq Capital Market and the approval of the listing of the Purchaser Shares to be issued to the Stockholder in connection with the Business Combination on the Nasdaq Capital Market; and (xiii) the receipt of certain closing deliverables.

Termination

The BCA may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among others, (i) by the mutual written consent of the Purchaser and the Target; (ii) by the Purchaser, if any of the representations or warranties of the Stockholder or the representations or warranties of the Target set forth in the BCA shall not be true and correct, or if the Target has failed to perform any covenant or agreement on the part of the Target set forth in the BCA, in each case such that the conditions to the Closing set forth in the BCA would not be satisfied and the breach or breaches causing such representations or warranties not to be true and correct, or the failure to perform any covenant or agreement, as applicable, are not cured (or waived by the Purchaser) by the earlier of (a) the Outside Date (as defined below) or (b) 20 business days after written notice thereof is delivered to the Target; (iii) by the Target or the Stockholder, if any of the representations or warranties of the Purchaser set forth in the BCA shall not be true and correct, or if the Purchaser has failed to perform any covenant or agreement on its part set forth in the BCA, in each case such that the conditions to the Closing set forth in the BCA would not be satisfied and the breach or breaches causing such representations or warranties not to be true and correct, or the failure to perform any covenant or agreement, as applicable, are not cured (or waived by the Target) by the earlier of (a) the Outside Date or (b) 20 business days after written notice thereof is delivered to the Purchaser; (iv) by any of the Target, the Stockholder, or the Purchaser: (a) on or after January 1, 2024, or such later date agreed by the Parties in writing (the “Outside Date”), if the Acquisition Contribution and Exchange shall not have been consummated prior to the Outside Date; (b) if any order having the effect of prohibiting or preventing the Closing shall be in effect and shall have become final and non-appealable; or (c) if any of the matters to be approved pursuant to the Proxy Statement shall fail to receive the required votes to approve such matter (unless the special meeting called to approve such matters has been adjourned or postponed, in which case at the final adjournment or postponement thereof); (v) by the Purchaser, (a) in the event that the Target has not delivered to the Purchaser by February 19, 2023, or such later date as agreed by the Parties in writing, the Audited 2021/2022 Financial Statements (as defined in the BCA), or (b) in the event certain actions or other matters contemplated by the BCA would prevent the Purchaser from closing the Business Combination by the Outside Date or would prevent the Target from delivering certain closing deliverables; or (vi) by the Target, if it notifies the Purchaser in accordance with the BCA that it wishes to pursue an Alternative Proposal (as defined in the BCA).

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

Financial Position

With funds available for an initial business combination presently in the amount of approximately $19 million (as of February 25, 2024), we offer a target business, such as Openmarkets, a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

Ability to Extend Time to Complete Business Combination

The stockholders of the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) at the January 10, 2023 Stockholders Meeting, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that closed on January 13, 2022, which was January 13, 2023 but was amended by subsequent Charter Amendments, most recently on January 8, 2024 to extend the Termination Date by up to twelve (12) one-month extensions to January 13, 2025 provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account $60,000 for each such one-month extension commencing on January 13, 2024, unless the closing of the Company’s initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) compliance with the procedures relating to any such extension, as set forth in the Trust Agreement.

On January 8, 2024, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Charter, as further amended on January 11, 2023 and June 12, 2023 (the “Extension Amendment Proposal”), (a) to extend the date by which we have to consummate a business combination from January 13, 2024 (the “Termination Date”) by up to twelve (12) one-month extensions to January 13, 2025 (the “Extended Date”) and (b) to decrease the monthly extension fee from $150,000 (the “Monthly Extension Loan”) to the Adjusted Monthly Extension Loan commencing on January 13, 2024. As amended, the required payment for each monthly extension period shall constitute the deposit by Broad Capital LLC (or its affiliates or permitted designees) into the Trust Account of $60,000 for each such one-month extension beginning on January 13, 2024 until January 13, 2025, unless the closing of the Company’s initial business combination shall have occurred (the “Adjusted Monthly Extension Loan”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. The Company filed the amendment to the Company’s Charter with the Office of the Secretary of State of Delaware on January 9, 2024, a copy of which is attached as Exhibit 3.1 to this report and is incorporated by reference herein.

The Company also amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 10, 2023 and June 12, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $60,000 for each one-month extension beginning on January 13, 2024 until January 13, 2025, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement (the “Trust Amendment Proposal”), a copy of which Amendment No. 3 to the Investment Management Trust Agreement is attached as Exhibit 10.1 to this report and is incorporated by reference herein.

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

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until January 13, 2025 (or as extended as provided in our registration statement). Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any extension of the period to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Charter Amendment following the January 8, 2024 Stockholders Meeting provides that we will have up to twelve (12) one-month Extensions to January 13, 2025 provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.035 per share for each month, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation. If we are unable to complete our business combination by January 13, 2025 (or as otherwise extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our business combination by January 13, 2025 (or as otherwise extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation). Our stockholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. The public stockholders will not be able to vote on or redeem their public shares in connection with any such extensions.

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

In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. We have access to the amounts held outside the trust account ($15,282 as of December 31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). If we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as the Openmarkets Merger, we may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

We are required to have our internal control procedures evaluated for the fiscal year ended December 31, 2023, as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	issuance of equity and/or debt securities to complete a business combination;

●	we may lack sufficient working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	the ability of rights holders to obtain a favorable judicial forum for disputes with our company;

●	we have dependence on key personnel and our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	conflicts of interest of our sponsor, officers and directors and the representative;

●	the delisting of our securities by Nasdaq may occur and an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and rights and rights becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	we may lack the ability to obtain additional financing and the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our initial stockholders controlling a substantial interest in us;

●	rights’ and insider shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming rights;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction;

●	our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	Nasdaq may delist our securities from trading on its exchange prior to an initial business combination, which could limit investors’ ability to make transactions in our securities and subject it to additional trading restrictions;

●	the SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we can modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2023 related to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	there is substantial doubt about our ability to continue as a “going concern” if we do not complete our initial business combination by January 13, 2025; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required period, our public stockholders may receive only approximately $11.06 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our rights will expire worthless.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 6208 Sandpebble Ct., Dallas, TX 75254 and our telephone number is (469) 951-3088. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our CEO for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

As of March 13, 2024, there were two holders of record of our units, six holders of record of our shares of common stock and one holder of record of our rights.

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

All activity through December 31, 2023, relates to our formation and preparation of our IPO, which closed on January 11, 2022, and our search for an initial Business Combination and our pursuit of approval of the Business Combination pursuant to the Openmarkets Merger Agreement. We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

As of December 31, 2023, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $50,772,949 (including $2,752,194 of interest earned during the year ended December 31, 2023). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

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

For the year ended December 31, 2023, we had a net loss of $513,919 consisting of formation and operating costs of $2,409,672 and franchise tax of $200,000 and income tax of $536,212 and interest expenses of $120,229 offset by interest earned on marketable securities held in Trust of $2,752,194.

By comparison, for the year ended December 31, 2022, we had a net loss of $433,615 consisting of formation and operating costs of $1,508,247, franchise taxes of $195,138 and income taxes of $285,662 adjusted by interest income earned on marketable securities held in trust account in the amount of $1,555,432.

Recent Developments

As previously reported by the Company on its Current Report on Form 8-K filed on January 24, 2023, on January 18, 2023, the Company entered into a definitive Agreement and Plan of Merger and Business Combination Agreement, as amended by BCA Amendment No. 1 dated August 1, 2023 and BCA Amendment No. 2 effective January 9, 2024 (the “Openmarkets Merger Agreement” or “BCA”) with Openmarkets Group Pty Ltd, an Australian proprietary limited company (the “Target”), BMYG OMG Pty Ltd, an Australian proprietary limited company and Broad Capital LLC, solely in its capacity as the Company’s sponsor.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had $15,282 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of the insider shares (as defined in Note 4). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022, and the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2023, there was $754,748 outstanding under the Working Capital Loan. By comparison, as of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

Pursuant to the January 2023 Stockholder Meeting and the June 2023 Stockholder Meeting, each to extend the Termination Date and to provide for the payment of extension payments to the Trust Account, monthly extension loan advances (the “Extension Loan”) have occurred on the Company’s behalf to fund the required payment by the Sponsor or its affiliate or designee into the Trust Account in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. As of December 31, 2023, there was $2,903,628 outstanding under the outstanding under the Extension Loan.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $15,282 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern

Contractual obligations

As of December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company and deferred underwriting commission payable to the underwriter. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

For the year ended December 31, 2023, the Company incurred $120,000 in fees related to this services by the Sponsor. By comparison, for the period April 16, 2021 (inception) through December 31, 2022, $110,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Through December 31, 2023, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination, such as Openmarkets and seeking approval of the Openmarkets Merger Agreement, as amended. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 16, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the placement rights held in the trust account at J.P. Morgan Securities LLC, maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our founder, officers and directors are as follows:

Name	Age	Position
Johann Tse	55	Chief Executive Officer; Director; and Member of our Nomination Committee
Rongrong “Rita” Jiang	43	Chief Financial Officer; Director
Nicholas Shao	50	Independent Director; Chair of our Nomination Committee; and Member of our Audit Committee
Wayne Trimmer	62	Independent Director; Chair of our Compensation Committee; and Member of our Audit Committee
Teck-Yong Heng	48	Independent Director; Chair of our Audit Committee; and Member of our Compensation Committee
Keith Adams	44	Independent Director; Member of our Nomination Committee; and Member of our Compensation Committee

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following disclosure concerns the compensation of the Company’s officers and directors for the fiscal year ended December 31, 2023 (i.e., pre-Business Combination).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,708,560 shares of our common stock, par value $0.000001 per share, issued and outstanding (including 1,717,663 shares subject to possible redemption). On all matters to be voted upon, except for the election of directors of the board, holders of the shares of common stock and shares of common stock vote together as a single class.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement rights as these rights are not exercisable within 60 days of the date of this Report.

	Common Stock
Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned	Approximate Percentage of Class
Directors and Executive Officers
Johann Tse(1)	3,036,010	64.5%
Rita Jiang(1)	3,036,010	64.5%
Keith Adams	-	-
Teck-Yong Heng	-	-
Nicholas Shao	-	-
Wayne Trimmer	-	-
All six (6) executive officers and directors as a group (individuals)	3,036,010	64.5%

Five Percent (5%) Stockholders (4,775,067 shares exclusive of rights)
Broad Capital LLC(1)	3,036,010	64.5%
Hudson Bay Capital Management LP (3)	526,523	11.2%
Polar Asset Management Partners Inc.(4)	742,500	15.8%
Lighthouse Investment Partners, LLC; MAP 136 Segregated Portfolio; MAP 214 Segregated Portfolio; LHP Ireland Fund Management Limited; MAP 501; LMAP 909; LMAP 910; and Shaolin Capital Partners SP(5)	643,984	13.7%

*	Represents less than one percent (1%) of outstanding common stock

(1)	Broad Capital LLC, our sponsor, is the record holder of the securities reported herein. Johann Tse, our Chief Executive Officer, and Rita Jiang, our Chief Financial Officer are directors and the 50:50 owners of our sponsor. By virtue of this relationship, Mr. Tse and Ms. Jiang may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Tse and Ms. Jiang disclaim any such beneficial ownership except to the extent of their respective pecuniary interest. Unless otherwise indicated, the business address of each of these entities and individuals is 6208 Sandpebble Ct., Dallas, TX 75254. Mr. Tse and Ms. Jiang have voting and dispositive power over the shares owned by Broad Capital LLC.

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding rights as such shares are not issuable within 60 days of the date of this prospectus.

(3)	Represents 478,657 shares of common stock; and (ii) 47,866 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO assuming this holder did not redeem any shares of common stock as a result of the Stockholders Meeting held on January 8, 2024. A Schedule 13G filed February 2, 2024, effective as of December 31, 2023, was filed jointly by Hudson Bay Capital Management LP (the “Investment Manager”) and Mr. Sander Gerber, who are collectively referred to herein as “Reporting Persons. The Investment Manager serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities reported in the Schedule 13G are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The Schedule 13G reflects shared voting power and shared dispositive power of these shares of common stock. The address of the business office of each of the Reporting Persons is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(4)	Represents (i) 675,000 shares of common stock; and (ii) 67,500 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO following the Stockholders Meeting held on January 8, 2024. A Schedule 13G filed February 9, 2023, effective as of December 31, 2023, states that the Schedule 13G was filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of common stock reported therein directly held by PMSMF. Polar Asset Management Partners Inc.’s business address is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	Represents (i) 585,440 shares of common stock; and (ii) 58,544 shares of common stock issuable upon conversion of Company Rights underlying Company Units issued in the Company’s IPO following the Stockholders Meeting held on January 8, 2024. A Schedule 13G filed February 9, 2023, effective as of December 31, 2023, states that the schedule 13G relates to shares of common stock directly beneficially owned by MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin”). Lighthouse Investment Partners, LLC (“Lighthouse”) serves as the investment manager of MAP 136, MAP 214, and Shaolin. LHP Ireland Fund Management Limited (“LHP Ireland”) serves as the manager to MAP 501, a sub-trust of LMA Ireland (“MAP 501”), LMAP 909, a sub-fund of LMAP Ireland ICAV (“LMAP 909”), and LMAP 910, a sub-fund of LMAP Ireland ICAV (“LMAP 910”). Because Lighthouse and LHP Ireland may be deemed to control MAP 136, MAP 214, MAP 501, LMAP 909, LMAP 910, and Shaolin, as applicable, Lighthouse and LHP Ireland may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the shares of common stock reported in the Schedule 13G. The business address of Lighthouse is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410 and the business address of LHP is 32 Molesworth Street, Dublin, D02 Y512, Ireland.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information of the Openmarkets Merger and Openmarkets Merger Agreement, see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 7, 2021, our sponsor paid an aggregate of $25,000, or approximately $0.004 per unit, in exchange for the issuance of 2,875,000 insider shares, par value $0.000001. The number of insider shares issued was determined based on the expectation that such insider shares would represent 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities). Up to 375,000 insider shares held by our sponsor were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. A portion of the insider shares (335,233 shares of common stock) were forfeited because the underwriters exercised the over-allotment option in part.

The insider shares (including the common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. In addition, our sponsor has transferred 80,000 insider shares of common stock among our four independent directors effective as of May 25, 2021.

On January 13, 2022, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 446,358 placement units at a purchase price of $10.00 per unit in a private placement for an aggregate purchase price of $4,463,580. There will be no redemption rights or liquidating distributions from the trust account with respect to the insider shares, placement shares or placement rights, which will expire worthless if we do not consummate a business combination by January 13, 2025, provided the Company deposits $60,000 per month extension exercised.

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

Office Space and Related Support Services

The Company agreed, commencing on the date the Company Units are first listed on the Nasdaq, to pay the Sponsor, or an affiliate thereof, a total of $10,000 per month for office space, utilities, and secretarial and administrative support for up to 18 months. Upon completion of the Company’s initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $120,000 in fees related to this services by the Sponsor. By comparison, for the year ended December 31, 2022, $110,000 of expense was recorded and included in formation and operating costs in the statement of operations.

Related Party Loans

To finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. As of December 31, 2023, there was $754,748 outstanding under working capital loans.

Pursuant to the January 2023 Stockholder Meeting and the June 2023 Stockholder Meeting, each to extend the Termination Date and to provide for the payment of extension payments to the Trust Account, monthly extension loan advances (the “Extension Loan”), a form of working capital loan, have occurred on the Company’s behalf to fund the required payment by the Sponsor or its affiliate or designee into the Trust Account in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. As of December 31, 2023, there was $2,903,628 outstanding under the outstanding under the Extension Loan.

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

Stockholder Communications

Stockholders and interested parties may communicate with the Company’s Board, any committee chairperson or the non-management directors as a group by writing to the Company’s Board or committee chairperson at Broad Capital Acquisition Corp., 6208 Sandpebble Ct., Dallas, TX 75254 (if sent before the Business Combination) or with OMG’s board of directors or any committee chairperson or the non-management directors as a group, Level 40, 225 George Street, Sydney NSW 2000 (if sent after the Business Combination). Each communication will be forwarded, depending on the subject matter, to the applicable board, the appropriate committee chairperson or all non-management directors.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey, LLP in connection with regulatory filings. The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2023 totaled $65,000, for the year ended December 31, 2022 totaled $42,500, and for the period from April 16, 2021 (inception) through December 31, 2021, totaled $80,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey, LLP for consultations concerning financial accounting and reporting standards for the period from April 16, 2021 (inception) through December 31, 2021, for the year ended December 31, 2022 and the year ended December 31, 2023.

Tax Fees. We did not pay MaloneBailey, LLP for tax planning and tax advice for the period from April 16, 2021 (inception) through December 31, 2021, for the year ended December 31, 2022, and the year ended December 31, 2023.

All Other Fees. We did not pay MaloneBailey, LLP for any other services for the period from April 16, 2021 (inception) through December 31, 2021, for the year ended December 31, 2022 and for the year ended December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Broad Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Broad Capital Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 13, 2024

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$15,282	$391,924
Prepaid expenses	29,091	-
Total Current Assets	44,373	391,924

Cash and Marketable Securities held in trust account	50,772,949	104,162,029

Total Assets	$50,817,322	$104,553,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,253,332	$648,885
Accounts payable	733,800	200,028
Franchise tax payable	42,759	195,138
Income tax payable	634,874	285,662
Extension loans	2,903,628	-
Working capital loan	754,748	-
Excise tax liability	584,031	-
Total Current Liabilities	6,907,172	1,329,713

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	10,462,846	4,885,387

Commitments and Contingencies

Common Stock subject to possible redemption; 4,522,582 shares (at $11.08 per share) as of December 31, 2023 and 10,159,069 shares (at $10.23 per share) as of December 31, 2022	50,095,136	103,962,029

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 4,522,582 shares and 10,159,069 shares subject to possible redemption on December 31, 2023 and December 31, 2022 respectively	3	3
Additional paid-in capital	-	-
Accumulated deficit	(9,740,663)	(4,293,466)
Total Stockholders’ Deficit	(9,740,660)	(4,293,463)
Total Liabilities and Stockholders’ Deficit	$50,817,322	$104,553,953

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Formation and operating costs	$(2,409,672)	$(1,508,247)
Franchise tax	(200,000)	(195,138)
Loss from Operations	(2,609,672)	(1,703,385)

Other Income (Expenses)
Interest expense	(120,229)	-
Interest earned on marketable securities held in trust account	2,752,194	1,555,432
Net Income (Loss) Before Tax	22,293	(147,953)
Income tax	(536,212)	(285,662)
Net Income (Loss)	$(513,919)	$(433,615)

Weighted average shares outstanding of Common Stock	8,551,292	13,000,236
Basic and diluted net loss per share of Common Stock	$(0.06)	$(0.03)

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

AND

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,990,897	$3	$-	$(4,293,466)	$(4,293,463)
Additional amount deposited into trust	-	-	-	(2,903,628)	(2,903,628)
Remeasurement of common stock subject to redemption	-	-	-	(1,445,619)	(1,445,619)
Excise tax	-	-	-	(584,031)	(584,031)
Net loss	-	-	-	(513,919)	(513,919)
Balance – December 31, 2023	2,990,897	$3	$-	$(9,740,663)	$(9,740,660)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	2,875,000	$3	$24,997	$(20,095)	$4,905
Sale of Units in Initial Public Offering	10,159,069	10	101,590,680	-	101,590,680
Class A Common Stock subject to possible redemption	(10,159,069)	(10)	(102,606,587)	-	(102,606,597)
Sale of Private Placement Units	451,130	-	4,511,300	-	4,511,300
Offering and Underwriting costs		-	(2,449,040)	-	(2,449,040)
Forfeiture of Insider Shares	(335,233)	-	-	-	-
Deferred underwriting commission	-	-	(3,555,674)	-	(3,555,674)
Accretion of Redeemable Shares	-	-	2,484,324	(2,484,324)	-
Remeasurement of common stock subject to redemption	-	-	-	(1,355,432)	(1,355,432)
Net loss	-	-	-	(433,615)	(433,615)
Balance – December 31, 2022	2,990,897	$3	-	(4,293,466)	(4,293,463)

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(513,919)	$(433,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,752,194)	(1,555,432)
Changes in operating assets and liabilities:
Prepaid expenses	(29,090)	-
Account payables	533,771	200,028
Accrued expenses	604,447	497,558
Franchise tax payable	(152,379)	195,138
Income tax payable	536,212	285,662
Net cash used in operating activities	(1,773,152)	(810,661)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	58,403,139	-
Interest withdraws from Trust Account for taxes	641,762	-
Investment of cash in Trust Account	(2,903,628)	(102,606,597)
Net cash provided by (used in) investing activities	56,141,273	(102,606,597)

Cash flows from financing activities:
Redemption of Common Stock	(58,403,139)	-
Proceeds from Working capital loan	754,748	-
Proceeds from Extension loan	2,903,628	-
Proceeds from sale of Units, net of IPO costs	-	99,429,074
Proceeds from sale of Placement Units	-	4,511,301
Repayment of Promissory note – related party	-	(133,357)
Net cash provided by (used in) financing activities	(54,744,763)	103,807,018

Net change in cash	(376,642)	389,760
Cash at the beginning of the period	391,924	2,164
Cash at the end of the period	$15,282	$391,924

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$2,903,628	$-
Remeasurement of Common Stock subject to redemption	$1,445,619	$1,355,432
Excise tax liability	$584,031	$-
Deferred underwriting fee payable	$-	$3,555,674
Initial Classification of Common Stock subject to redemption	$-	$102,606,597
Deferred offering costs paid for by Promissory note – related party	$-	$176

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

The Financing

As of December 31, 2023, the Company had not commenced any operations. All activity from April 16, 2021 (inception) through December 31, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Following the Redomestication Merger, the Company will liquidate and all assets of the Company shall be transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). The Company is required to cause all of its contracts to be assigned to and assumed by the Purchaser. Additionally, pursuant to the original Agreement and Plan of Merger and Business Combination Agreement, following the Redomestication Merger and the Liquidation, the Stockholder will contribute all of the issued and outstanding ordinary shares of the Target to the Purchaser in exchange for 7,000,000 Purchaser Shares (the “Exchange Consideration”). However, on August 4, 2023, the Company, the Target, the Seller, the Indemnified Party Representative, and the Purchaser entered into that certain BCA Amendment No. 1 (the “Amendment”) to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 9,000,000 to 7,000,000 due to an updated valuation of the Target; (ii) amend certain schedules to the BCA to reflect the updated valuation of the Target; (iii) make clarifying changes to certain representations and conditions to the Closing; and (iv) extend the Outside Date (as defined in the BCA) from June 30, 2023 to January 1, 2024. The Amendment was made effective as of August 1, 2023. Effective January 9, 2024, the Company, OMG, the Seller, the Indemnified Representative, and the Purchaser entered into that certain BCA Amendment No. 2 (the “BCA Amendment No. 2”) to (i) clarify that although the parties would continue to seek additional financing, the Purchaser would not be required to have any minimum amount of net tangible assets at Closing; (ii) clarify that at Closing, the Purchaser shall have become listed on any tier of the Nasdaq exchange; and (iii) extend the Outside Date (as defined in the BCA) from January 1, 2024 to April 30, 2024.

The Purchaser Shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the BCA, with such Exchange Consideration subject to adjustment based on the Target’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the BCA (the “Acquisition Contribution and Exchange”).

Any adjustments to the Exchange Consideration shall be made from Purchaser Shares placed in escrow pursuant to an escrow agreement (the “Escrow Shares”), which Escrow Shares shall be released to either the Purchaser or the Stockholder based on the nature of the adjustment to the Exchange Consideration. Additionally, in the event the Target’s net working capital at the Closing (the “Net Working Capital”) exceeds the Target’s pre-Closing estimated net working capital (the “Estimated Net Working Capital”), the Stockholder will receive additional Purchaser Shares in an amount equal to the difference between the Net Working Capital and the Estimated Net Working Capital (the “Adjustment Exchange Consideration”). Further, in addition to the Escrow Shares and the Adjustment Exchange Consideration, an additional 2,700,000 Purchaser Shares may be paid to the Stockholder based on certain performance benchmarks following the Closing as detailed in the BCA (the “Earnout”).

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

On June 9, 2023, the Company held an additional Special Meeting of Stockholders (the “June 2023 Stockholders Meeting”). At the June 2023 Stockholders Meeting, the Company’s stockholders approved an amendment to the Company’s Charter (a) to extend the Termination Date again by which the Company has to consummate a business combination from October 13, 2023 by up to three (3) one-month extensions to January 13, 2024 (the “Extended Termination Date”) and (b) to decrease the monthly extension fee from $0.0625 per share for each Public Share outstanding after giving effect to redemptions (in the aggregate, the “Monthly Extension Loan”) to, in the aggregate, the “Adjusted Monthly Extension Loan,” as defined above, commencing on June 13, 2023. As amended, the required payment for each monthly extension period shall constitute the deposit by Broad Capital LLC (or its affiliates or permitted designees) into the Trust Account of $150,000 for each such one-month extension beginning on June 13, 2023 until January 13, 2024, unless the closing of the Company’s initial business combination shall have occurred (the “Adjusted Monthly Extension Loan”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

The Company also amended the Company’s Trust Agreement dated as of January 10, 2022, as amended on January 10, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company reduce the amount of the Monthly Extension Loan to $150,000 for each one-month extension beginning on June 13, 2023 until January 13, 2024, and to extend the Termination Date for an additional three (3) one-month extensions until January 13, 2024, and to update certain defined terms in the Trust Agreement (the “Second Amendment to the Trust Agreement” and such proposal the “Second Trust Amendment Proposal”).

At the June 2023 Stockholders Meeting, the Company’s stockholders holding 1,409,026 Public Shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.68 per share of the funds in the Trust Account. As a result, approximately $15,048,835 was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining common stock subject to redemption outstanding were 4,522,582.

Thereafter, the Company was required to deposit into the Trust Account $150,000 for each extension period exercised commencing June 13, 2023 and ending on January 13, 2024, unless the closing of the Company’s initial business combination shall have occurred.

On January 8, 2024, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Charter, as amended on January 11, 2023 and June 12, 2023 (the “Extension Amendment Proposal”), (a) to extend the date by which the Company have to consummate a business combination from January 13, 2024 (the “Termination Date”) by up to twelve (12) one-month extensions to January 13, 2025 (the “Extended Date”) and (b) to decrease the monthly extension fee from $150,000 (the “Monthly Extension Loan”) to the Adjusted Monthly Extension Loan commencing on January 13, 2024.

The Company also amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 10, 2023 and June 12, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $60,000 for each one-month extension beginning on January 13, 2024 until January 13, 2025, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement.

On January 8, 2024, stockholders holding 2,804,919 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.23 per share of the funds in the Trust Account. As a result, approximately $31.5 million will be removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining common stock subject to redemption outstanding were 1,717,663. The Company is required to deposit $60,000 into the Trust Account for each monthly extension exercised commencing on January 13, 2024 and ending on January 13, 2025.

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

Liquidity and Capital Resources

As of December 31, 2023 and 2022, the Company had $15,282 and $391,924 of cash in its operating bank account respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 5). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023, there was $754,748 outstanding under Working Capital Loan and $2,903,628 outstanding under Extension Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of December 31, 2023 and December 31, 2022, the balance in the Trust Account was $50,772,949 and $104,162,029, respectively.

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

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During years ended December 31, 2023 and 2022 the company incurred $200,000 and $195,138 in Delaware franchise tax respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate for the year ended December 31, 2023 and 2022 is (2405.29)% and 193.08% respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to transaction costs and the valuation allowance on the deferred tax assets.

The income tax accrued for December 31 2023 and 2022 are $634,874 and $285,662

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in 2023; as a result, the Company recorded $584,031 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Class A Common Stock Subject to Redemption

All of the Class A common stocks sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stocks (including Class A common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the income and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of December 31, 2023 and December 31, 2022, 4,522,582 and 10,159,069 Class A Common Stocks outstanding are subject to possible redemption respectively.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the year ended December 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	Level	December 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$50,772,949	$104,162,029

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of December 31, 2023, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022. The Company has not drawn additional funds on the promissory note as of December 31, 2023.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, with interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, there was $754,748 outstanding under working capital loans and as of December 31, 2022, there was $0 borrowed under working capital loan.

Extension Loan

On January 11, 2023, the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) and approved the proposal to amend the Company’s Trust Agreement with Continental. The Charter Amendment allows the Company to extend the Termination Date by up to nine (9) one-month extensions to October 13, 2023 provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0625 per share or approximately $370,726 for each month until October 13, 2023. On June 9, 2023, the Company held a Special Meeting of Stockholders and approved an amendment to the Company’s Charter, as further amended on January 11, 2023 to extend the date by which they have to consummate a business combination from October 13, 2023 by up to three (3) one-month extensions to January 13, 2024 and to decrease the monthly extension fee from $370,726 to $150,000 per month. As of December 31, 2023 and December 31, 2022, there was $2,903,628 and $0 outstanding under extension loans respectively.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023 and the year ended December 31, 2022, the Company incurred $120,000 and $110,000, respectively, in fees related to this service. As of December 31, 2023 and 2022, all expenses associated with this service is included in Accrued Expenses and none has been paid. Total amount due as of December 31, 2023 and 2022 are $230,000 and $110,000 respectively.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On December 31, 2023 and December 31, 2022, there were 2,990,897 (excluding 4,522,582 and 10,159,069 shares respectively subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On December 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

On January 8, 2024, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Charter, was amended on January 11, 2023 and June 12, 2023 (the “Extension Amendment Proposal”), (a) to extend the date by which the Company have to consummate a business combination from January 13, 2024 (the “Termination Date”) by up to twelve (12) one-month extensions to January 13, 2025 (the “Extended Date”) and (b) to decrease the monthly extension fee from $150,000 (the “Monthly Extension Loan”) to the Adjusted Monthly Extension Loan commencing on January 13, 2024. As amended, the required payment for each monthly extension period shall constitute the deposit by Broad Capital LLC (or its affiliates or permitted designees) into the Trust Account of $60,000 for each such one-month extension beginning on January 13, 2024 until January 13, 2025, unless the closing of the Company’s initial business combination shall have occurred (the “Adjusted Monthly Extension Loan”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

The Company also amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 10, 2023 and June 12, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $60,000 for each one-month extension beginning on January 13, 2024 until January 13, 2025, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement.

On January 8, 2024, stockholders holding 2,804,919 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.23 per share of the funds in the Trust Account. As a result, approximately $31.5 million will be removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of common stock outstanding were 1,717,663.

On January 11, 2024, the Company caused to be deposited $60,000 into the Company’s Trust Account for the holders of its Public Shares, allowing the Company to extend the period of time it has to consummate its initial business combination from January 13, 2024 to February 13, 2024, which was the first of the twelve-monthly extensions permitted under the Company’s governing documents. On February 12, 2024, the Company caused to be deposited $60,000 into the Company’s Trust Account for the holders of its Public Shares, allowing the Company to extend the period of time it has to consummate its initial business combination from February 13, 2024 to March 13, 2024, which was the second of the twelve-monthly extensions permitted under the Company’s governing documents.

The Company, OMG, the Seller, the Indemnified Party Representative, and the Purchaser are presently negotiating BCA Amendment No. 3 (the “BCA Amendment No. 3”) in order to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 7,000,000 to 4,800,000 due to an updated valuation of the Target; (ii) amend certain schedules to the BCA to reflect the updated valuation of the Target; (iii) increase the number of Purchaser Shares to be issued to the Seller in connection with the Earnout from 2,000,000 to 2,700,000 due to an updated valuation of the Target; and (iv) update the Earnout Period to cover a period of three years commencing on June 30, 2024. The BCA Amendment No. 3 would become effective upon its execution by all parties.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 10, 2022, between the Company and Chardan Capital Markets, LLC(5)
2.1	Agreement and Plan of Merger and Business Combination Agreement dated as of January 18, 2023, by and between Broad Capital Acquisition Corp., a Delaware corporation, as Predecessor, Openmarkets Group Pty Ltd, an Australian corporation, as the Company, BMYG OMG Pty Ltd, as the Shareholder, and Broad Capital LLC, a Delaware limited liability company, as the Indemnified Party Representative (6)
3.1	First Amended and Restated Certificate of Incorporation(5)
3.2	Form of Amended and Restated Certificate of Incorporation(4)
3.3	Bylaws(1)
3.4	First Amendment to the Amended and Restated Certificate of Incorporation of Broad Capital Acquisition Corporation(7)
4.1	Specimen Unit Certificate(2)
4.2	Specimen common stock Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
4.5	Description of Registered Securities*
10.1	Investment Management Trust Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
10.2	Registration and Stockholder Rights Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and certain directors of the Company(5)
10.3	Private Placement Unit Purchase Agreement, dated as of January 10, 2022, between the Company and Broad Capital LLC(5)
10.4	Form of Indemnity Agreement(2)
10.5	Promissory Note, dated as of April 16, 2021, issued to Broad Capital LLC(1)
10.6	Securities Subscription Agreement, dated May 7, 2021, between the Registrant and Broad Capital LLC(1)
10.7	Letter Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and each of the officers and directors of the Company(5)
10.8	Administrative Services Agreement between the Company and Broad Capital LLC(5)
10.9	Amendment to Promissory Note(3)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement (Draft), filed with the SEC on July 6, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 19, 2021.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 15, 2021
(4)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 16, 2021
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 14, 2022.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 24, 2023.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 17, 2023.

49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broad Capital Acquisition Corp

Date: March 13, 2024	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johann Tse	Chief Executive Officer and Director	March 13, 2024
Johann Tse	(Principal Executive Officer)

/s/ Rongrong (Rita) Jiang	Chief Financial Officer	March 13, 2024
Rongrong (Rita) Jiang	(Principal Financial and Accounting Officer)

/s/ Teck-Yong Heng	Director	March 13, 2024
Teck-Yong Heng

/s/ Nicholas Shao	Director	March 13, 2024
Nicholas Shao

/s/ Wayne Trimmer	Director	March 13, 2024
Wayne Trimmer

/s/ Keith Adams	Director	March 13, 2024
Keith Adams

50