Form 10-Q
period 2024-03-31
Broad Capital Acquisition Corp
filed 2024-05-20
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 15, 2024, there were 2,990,897 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding (excluding 1,717,663 subject to possible redemption).

BROAD CAPITAL ACQUISITION CORP

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$164,776	$15,282
Prepaid expenses	73,477	29,091
Total Current Assets	238,253	44,373

Cash and Marketable Securities held in trust account	19,495,620	50,772,949

Total Assets	$19,733,873	$50,817,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,558,279	$1,253,332
Accounts payable	758,586	733,800
Franchise tax payable	40,000	42,759
Income tax payable	686,965	634,874
Extension loans	3,083,628	2,903,628
Working capital loan	833,074	754,748
Excise tax liability	895,904	584,031
Total Current Liabilities	7,856,436	6,907,172

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	11,412,110	10,462,846

Commitments and Contingencies

Common Stock subject to possible redemption; 1,717,663 shares (at $10.93 per share) as of March 31, 2024 and 4,522,582 shares (at $11.08 per share) as of December 31, 2023	18,768,656	50,095,136

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 1,717,663 shares and 4,522,582 shares subject to possible redemption as of March 31, 2024 and December 31, 2023 respectively)	3	3
Additional paid-in capital	-	-
Accumulated deficit	(10,446,896)	(9,740,663)
Total Stockholders’ Deficit	(10,446,893)	(9,740,660)
Total Liabilities and Stockholders’ Deficit	$19,733,873	$50,817,322

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Formation and operating costs	$(669,065)	$(1,181,717)
Franchise tax	(40,000)	(48,785)
Loss from Operations	(709,065)	(1,230,502)

Other Income (Expenses)
Interest expense	(60,327)	(6,946)
Interest earned on marketable securities held in trust account	288,051	727,731
Net Income (Loss) Before Tax	(481,341)	(509,717)
Income tax	(52,091)	(142,579)
Net Income (Loss)	$(533,432)	$(652,296)

Weighted average shares outstanding of Common Stock	4,955,146	13,485,199
Basic and diluted net loss per share of Common Stock	$(0.11)	$(0.05)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

AND

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,990,897	$3	$-	$(9,740,663)	$(9,740,660)
Extension funds attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Remeasurement of common stock subject to redemption	-	-	-	319,072	319,072
Excise tax	-	-	-	(311,873)	(311,873)
Net loss	-	-	-	(533,432)	(533,432)
Balance – March 31, 2024	2,990,897	$3	$-	$(10,446,896)	$(10,446,893)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	2,990,897	$3	$-	$(4,293,466)	$(4,293,463)
Extension funds attributable to common stock subject to redemption	-	-	-	(1,112,177)	(1,112,177)
Remeasurement of common stock subject to redemption -	-	-	-	(28,210)	(28,210)
Net loss	-	-	-	(652,296)	(652,296)
Balance – March 31, 2023	2,990,897	$3	$-	$(6,086,149)	$(6,086,146)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(533,432)	$(652,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(288,051)	(727,731)
Changes in operating assets and liabilities:
Prepaid expenses	(44,386)	-
Account payables	24,787	727,189
Accrued expenses	304,947	(83,757)
Franchise tax payable	(2,759)	(146,353)
Income tax payable	52,091	142,579
Net cash used in operating activities	(486,803)	(740,369)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	31,187,408	43,354,304
Interest withdraws from Trust Account for taxes	557,971	422,495
Investment of cash in Trust Account	(180,000)	(1,112,177)
Net cash provided by (used in) investing activities	31,565,379	42,664,622

Cash flows from financing activities:
Redemption of Common Stock	(31,187,408)	(43,354,304)
Proceeds from Working capital loan	78,326	20,250
Proceeds from Extension loan	180,000	1,112,177
Net cash provided by (used in) financing activities	(30,929,082)	(42,221,877)

Net change in cash	149,494	(297,624)
Cash at the beginning of the period	15,282	391,924
Cash at the end of the period	$164,776	$94,300

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$180,000	$1,112,177
Remeasurement of Common Stock subject to redemption	$319,072	$28,210
Excise tax liability	$311,873	$-

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

The Financing

As of March 31, 2024, the Company had not commenced any operations. All activity from April 16, 2021 (inception) through March 31, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

As a result of the Redomestication Merger, (i) each issued and outstanding share of the Company’s common stock, par value $0.000001 per share (the “Company Common Stock”), will convert into the right to receive one share of common stock the Purchaser (the “Purchaser Shares”); (ii) each of the Company’s units (the “Company Units”), comprised of one share of Company Common Stock and one right to receive one-tenth of one share of Company Common Stock upon the Closing (each a “Company Right”), shall convert into the right to receive one unit of the Purchaser, comprised of one Purchaser Share and one right to receive one-tenth of one Purchaser Share upon the Closing (each a “Purchaser Right”); and (iii) each Company Right shall be converted into the right to receive one Purchaser Right.

Following the Redomestication Merger, the Company will liquidate and all assets of the Company shall be transferred to the Purchaser and all liabilities of the Company are, or shall be, assumed by the Purchaser (the “Liquidation”). The Company is required to cause all of its contracts to be assigned to and assumed by the Purchaser. Additionally, pursuant to the original Agreement and Plan of Merger and Business Combination Agreement, following the Redomestication Merger and the Liquidation, the Stockholder will contribute all of the issued and outstanding shares of common stock of the Target to the Purchaser in exchange for 7,000,000 Purchaser Shares (the “Exchange Consideration”). However, on August 4, 2023, the Company, the Target, the Seller, the Indemnified Party Representative, and the Purchaser entered into that certain BCA Amendment No. 1 (the “Amendment”) to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 9,000,000 to 7,000,000 due to an updated valuation of the Target; (ii) amend certain schedules to the BCA to reflect the updated valuation of the Target; (iii) make clarifying changes to certain representations and conditions to the Closing; and (iv) extend the Outside Date (as defined in the BCA) from June 30, 2023 to January 1, 2024. The Amendment was made effective as of August 1, 2023. Effective January 9, 2024, the Company, OMG, the Seller, the Indemnified Representative, and the Purchaser entered into that certain BCA Amendment No. 2 (the “BCA Amendment No. 2”) to (i) clarify that although the parties would continue to seek additional financing, the Purchaser would not be required to have any minimum amount of net tangible assets at Closing; (ii) clarify that at Closing, the Purchaser shall have become listed on any tier of the Nasdaq exchange; and (iii) extend the Outside Date (as defined in the BCA) from January 1, 2024 to April 30, 2024. On March 22, 2024, the Company, OMG, the Seller, the Indemnified Party Representative, and the Purchaser entered into that certain BCA Amendment No. 3 (the “BCA Amendment No. 3”) to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 7,000,000 to 4,800,000 due to an updated valuation of OMG; (ii) amend certain schedules to the BCA to reflect the updated valuation of OMG; (iii) increase the number of Purchaser Shares to be issued to the Seller in connection with the Earnout from 2,000,000 to 2,700,000 due to an updated valuation of OMG; (iv) update the Earnout Period to cover a period of three years commencing on June 30, 2024; and (v) provide that, in general, material new business opportunities must be reasonably expected to meet certain gross profit and EBITDA metrics. The BCA Amendment No. 3 was made effective as of March 8, 2024. On April 29, 2024, the Company, OMG, the Seller, the Indemnified Party Representative, and the Purchaser entered into that certain BCA Amendment No. 4 to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 4,800,000 to 4,000,000; (ii) clarify certain definitions to the BCA; and (iii) increase the number of Purchaser Shares to be issued to the Seller in connection with the Earnout by up to 800,000 if the Purchaser achieved certain revenue milestones during the first year following the Closing. The BCA Amendment No. 4 was made effective as of April 25, 2024.

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

At January 2023 Stockholders Meeting, the Company’s stockholders holding 4,227,461 Public Shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.25 per share of the funds in the Trust Account. As a result, approximately $43.35 million cash was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining common stock subject to redemption outstanding were 5,931,608.

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

On January 8, 2024, stockholders holding 2,804,919 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.23 per share of the funds in the Trust Account. As a result, approximately $31.2 million will be removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining common stock subject to redemption outstanding were 1,717,663. The Company is required to deposit $60,000 into the Trust Account for each monthly extension exercised commencing on January 13, 2024 and ending on January 13, 2025.

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

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, the Company had $164,776 and $15,282 of cash in its operating bank account respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 5). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2024, there was $833,074 outstanding under Working Capital Loan and $3,083,628 outstanding under Extension Loan.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2024. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of March 31, 2024 and December 31, 2023, the balance in the Trust Account was $19,495,620 and $50,772,949, respectively.

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

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During the three months ended March 31, 2024 and 2023 the company incurred $40,000 and $48,785 in Delaware franchise tax respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate for the three months ended March 31, 2024 and 2023 is 10.82% and 27.97% respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to transaction costs and the valuation allowance on the deferred tax assets.

The income tax provision for the three months ended March 31, 2024 and 2023 are $52,091 and $142,579, respectively. The income tax payable as of March 31, 2024 is $686,965 and the income tax payable as of December 31, 2023 is $634,874.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 and 2024 tax provision as there were redemptions by the public stockholders in 2023 and 2024; as a result, the Company recorded $895,904 and $584,031 excise tax liability as of March 31, 2024 and December 31, 2023, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Class A Common Stock Subject to Redemption

All of the Class A common stocks sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stocks (including Class A common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the income and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of March 31, 2024 and December 31, 2023, 1,717,663 and 4,522,582 Class A Common Stocks outstanding are subject to possible redemption, respectively.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the three months ended March 31, 2024 and March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Level	March 31, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$19,495,620	$50,772,949

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of March 31, 2024 and December 31, 223, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022. The Company has not drawn additional funds on the promissory note as of March 31, 2024.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, with interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024, there was $833,074 outstanding under working capital loans and as of December 31, 2023, there was $754,748 borrowed under working capital loan.

Extension Loan

On January 11, 2023, the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) and approved the proposal to amend the Company’s Trust Agreement with Continental. The Charter Amendment allows the Company to extend the Termination Date by up to nine (9) one-month extensions to October 13, 2023 provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0625 per share or approximately $370,726 for each month until October 13, 2023. On June 9, 2023, the Company held a Special Meeting of Stockholders and approved an amendment to the Company’s Charter, as further amended on January 11, 2023 to extend the date by which they have to consummate a business combination from October 13, 2023 by up to three (3) one-month extensions to January 13, 2024 and to decrease the monthly extension fee from $370,726 to $150,000 per month. On January 8, 2024, the Company amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 11, 2023 and June 12, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $60,000 for each one-month extension beginning on January 13, 2024 until January 13, 2025, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement. As of March 31, 2024 and December 31, 2023, there was $3,083,628 and $2,903,628 outstanding under extension loans, respectively.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company incurred $30,000 and $30,000, respectively, in fees related to this service. As of March 31, 2024 and December 31, 2023, all expenses associated with this service is included in Accrued Expenses and none has been paid. Total amount due as of March 31, 2024 and December 31, 2023 are $260,000 and $230,000 respectively.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On March 31, 2024 and December 31, 2023, there were 2,990,897 (excluding 1,717,663 and 4,522,582 shares respectively subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

On April 11, 2024, the Company deposited $60,000 into the Company’s trust account for its public stockholders, representing $0.035 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination from April 13, 2024 to May 13, 2024.

On May 11, 2024, the Company deposited $60,000 into the Company’s trust account for its public stockholders, representing $0.035 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination from May 13, 2024 to June 13, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2023 filed with the SEC on March 14, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through March 31, 2024, relates to our formation and preparation of our IPO, which closed on January 11, 2022, and our search for an initial Business Combination and our pursuit of approval of the Business Combination pursuant to the Openmarkets Merger Agreement. We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

As of March 31, 2024, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $19,495,620 (including $228,051 of interest earned during the three months ended March 31, 2024). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

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

For the three months ended March 31, 2024, we had a net loss of $533,432 consisting of formation and operating costs of $669,065 and franchise tax of $40,000 and income tax of $52,091 and interest expenses of $60,327 offset by interest earned on marketable securities held in Trust of $288,051.

By comparison, for the three months ended March 31, 2023, we had a net loss of $652,296 consisting of formation and operating costs of $1,181,717, franchise taxes of $48,785, income taxes of $142,579 and interest expenses of $6,946, adjusted by interest income earned on marketable securities held in trust account in the amount of $727,731.

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

As a result of the Redomestication Merger, (i) each issued and outstanding share of the Company’s common stock, par value $0.000001 per share (the “Company Common Stock”), will convert into the right to receive one share of common stock of the Purchaser (the “Purchaser Shares”); (ii) each of the Company’s units (the “Company Units”), comprised of one share of Company Common Stock and one right to receive one-tenth of one share of Company Common Stock upon the Closing (each a “Company Right”), shall convert into the right to receive one unit of the Purchaser, comprised of one Purchaser Share and one right to receive one-tenth of one Purchaser Share upon the Closing (each a “Purchaser Right”); and (iii) each Company Right shall be converted into the right to receive one Purchaser Right. For more information on the Openmarkets Merger and the Openmarkets Merger Agreement, see “Item 1. Business” and please refer to our Current Report on Form 8-K, filed with the SEC on January 18, 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $164,776 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of the insider shares (as defined in Note 4). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022, and the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2024, there was $833,074 outstanding under the Working Capital Loan. By comparison, as of December 31, 2023, there was $754,748 under Working Capital Loan.

Pursuant to the January 2023 Stockholder Meeting, the June 2023 Stockholder Meeting and January 2024 Stockholder Meeting, each to extend the Termination Date and to provide for the payment of extension payments to the Trust Account, monthly extension loan advances (the “Extension Loan”) have occurred on the Company’s behalf to fund the required payment by the Sponsor or its affiliate or designee into the Trust Account in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. As of March 31, 2024, there was $3,083,628 outstanding under the Extension Loan and as of December 31, 2023, there was $2,903,628 outstanding under the Extension Loan.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $164,776 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements.

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

Contractual obligations

As of March 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company and deferred underwriting commission payable to the underwriter. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

For the three months ended March 31, 2024, the Company incurred $30,000 in fees related to this services by the Sponsor. By comparison, for the three months ended March 31, 2023, $30,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K covering the period from January 1, 2023 through December 31, 2023 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Broad Capital Acquisition Corp

Date: May 20, 2024	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

