Form 10-Q
period 2024-09-30
Broad Capital Acquisition Corp
filed 2024-11-12
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 12, 2024, there were 2,990,897 shares of common stock, par value $0.000001 per share, of the registrant issued and outstanding (excluding 1,717,663 subject to possible redemption).

BROAD CAPITAL ACQUISITION CORP

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$30,680	$15,282
Prepaid expenses	20,250	29,091
Total Current Assets	50,930	44,373

Cash and Marketable Securities held in trust account	20,160,402	50,772,949

Total Assets	$20,211,332	$50,817,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,016,645	$1,253,332
Accounts payable	741,863	733,800
Franchise tax payable	-	42,759
Income tax payable	759,369	634,874
Extension loans	3,323,628	2,903,628
Working capital loan	1,088,861	754,748
Excise tax liability	895,904	584,031
Total Current Liabilities	8,826,270	6,907,172

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	12,381,944	10,462,846

Commitments and Contingencies

Common Stock subject to possible redemption; 1,717,663 shares (at $11.30 per share) as of September 30, 2024 and 4,522,582 shares (at $11.08 per share) as of December 31, 2023	19,401,033	50,095,136

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 1,717,663 shares and 4,522,582 shares subject to possible redemption as of September 30, 2024 and December 31, 2023 respectively)	3	3
Additional paid-in capital	-	-
Accumulated deficit	(11,571,648)	(9,740,663)
Total Stockholders’ Deficit	(11,571,645)	(9,740,660)
Total Liabilities and Stockholders’ Deficit	$20,211,332	$50,817,322

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023

Formation and operating costs	$(178,995)	$(1,303,310)	$(612,607)	$(1,939,085)
Franchise tax	(40,000)	(120,000)	(50,000)	(179,206)
Loss from Operations	(218,995)	(1,423,310)	(662,607)	(2,118,291)

Other Income (Expenses)
Interest expense	(67,308)	(190,834)	(36,516)	(66,809)
Interest earned on marketable securities held in trust account	214,218	712,832	636,580	2,088,010
Net Loss Before Tax	(72,085)	(901,312)	(62,543)	(97,090)
Income tax	(36,586)	(124,495)	(123,182)	(400,849)
Net Loss	$(108,671)	$(1,025,807)	$(185,725)	$(497,939)

Weighted average shares outstanding of Common Stock – Basic and diluted	4,708,560	4,790,455	8,680,609	8,789,806
Basic and diluted net loss per share of Common Stock	$(0.02)	$(0.21)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,990,897	$3	$-	$(9,740,663)	$(9,740,660)
Extension funds attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Remeasurement of common stock subject to redemption	-	-	-	319,072	319,072
Excise tax	-	-	-	(311,873)	(311,873)
Net loss	-	-	-	(533,432)	(533,432)
Balance – March 31, 2024	2,990,897	$3	$-	$(10,446,896)	$(10,446,893)
Extension funds attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Remeasurement of common stock subject to redemption	-	-	-	(134,745)	(134,745)
Net loss	-	-	-	(383,704)	(383,704)
Balance – June 30, 2024	2,990,897	$3	$-	$(11,145,345)	$(11,145,342)
Extension funds attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Remeasurement of common stock subject to redemption	-	-	-	(137,632)	(137,632)
Net loss	-	-	-	(108,671)	(108,671)
Balance – September 30, 2024	2,990,897	$3	$-	$(11,571,648)	$(11,571,645)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	2,990,897	$3	$-	$(4,293,466)	$(4,293,463)
Extension funds attributable to common stock subject to redemption	-	-	-	(1,112,177)	(1,112,177)
Remeasurement of common stock subject to redemption	-	-	-	(28,210)	(28,210)
Net loss	-	-	-	(652,296)	(652,296)
Balance – March 31, 2023	2,990,897	$3	$-	$(6,086,149)	$(6,086,146)
Extension funds attributable to common stock subject to redemption	-	-	-	(891,451)	(891,451)
Remeasurement of common stock subject to redemption	-	-	-	(446,164)	(446,164)
Net income	-	-	-	340,082	340,082
Balance – June 30, 2023	2,990,897	$3	$-	$(7,083,682)	$(7,083,679)
Extension funds attributable to common stock subject to redemption	-	-	-	(450,000)	(450,000)
Remeasurement of common stock subject to redemption	-	-	-	(463,399)	(463,399)
Net loss	-	-	-	(185,725)	(185,725)
Balance – September 30, 2023	2,990,897	$3	$-	$(8,182,806)	$(8,182,803)

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net loss	$(1,025,807)	$(497,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(712,832)	(2,088,010)
Changes in operating assets and liabilities:
Prepaid expenses	8,841	-
Account payables	8,063	622,094
Accrued expenses	763,313	358,240
Franchise tax payable	(42,759)	(134,156)
Income tax payable	124,495	400,849
Net cash used in operating activities	(876,686)	(1,338,922)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	31,187,408	58,403,139
Interest withdraws from Trust Account for taxes	677,971	602,745
Investment of cash in Trust Account	(540,000)	(2,453,628)
Net cash provided by investing activities	31,325,379	56,552,256

Cash flows from financing activities:
Redemption of Common Stock	(31,187,408)	(58,403,139)
Proceeds from Working capital loan	334,113	355,887
Proceeds from Extension loan	420,000	2,453,628
Net cash used in financing activities	(30,433,295)	(55,593,624)

Net change in cash	15,398	(380,290)
Cash at the beginning of the period	15,282	391,924
Cash at the end of the period	$30,680	$11,634

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$540,000	$2,453,628
Remeasurement of Common Stock subject to redemption	$46,695	$937,773
Excise tax liability	$311,873	$-

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

The Financing

As of September 30, 2024, the Company had not commenced any operations. All activity from April 16, 2021 (inception) through September 30, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On October 11, 2024, the Company, OMG, the Seller, the Indemnified Party Representative, and the Purchaser entered into that certain BCA Amendment No. 6 to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 7,500,000 to 4,000,000; (ii) clarify certain definitions to the BCA; (iii) increase the number of Purchaser Shares to be issued to the Seller in connection with the Earnout such that the Seller could earn up to 800,000 Purchaser Shares if the Purchaser achieved certain revenue milestones during the first year following the Closing; (iv) restructure the Earnout such that 3,500,000 Purchaser Shares subject to the Earnout are to be issued to the Seller at the Closing rather than deposited with the Escrow Agent; and (v) update the Earnout Period to cover a period of three years commencing on January 1, 2025. The BCA Amendment No. 6 was made effective as of October 11, 2024.

The Purchaser Shares shall have a deemed value of $10.00 per share for the purposes of all calculations and adjustments under the BCA, with such Exchange Consideration subject to adjustment based on the Target’s net indebtedness, working capital, and indemnification obligations following the Closing as detailed in the BCA (the “Acquisition Contribution and Exchange”).

Adjustments to the Estimated Closing Exchange Consideration shall be made from Purchaser Shares placed in escrow pursuant to the Escrow Agreement (as defined below) (the “Adjustment Escrow Shares”), which Escrow Shares shall be released to either the Purchaser or the Seller based on the nature of the adjustment to the Estimated Closing Exchange Consideration. Additionally, in the event OMG’s net working capital at the Closing (the “Net Working Capital”) exceeds OMG’s pre-Closing estimated net working capital (the “Estimated Net Working Capital”), the Seller will receive additional Purchaser Shares in an amount equal to the difference between the Net Working Capital and the Estimated Net Working Capital (the “Adjustment Exchange Consideration”). Further, in addition to the Adjustment Escrow Shares and the Adjustment Exchange Consideration, up to 3,500,000 of the Purchaser Shares delivered at the Closing are subject to forfeiture based on certain performance benchmarks following the Closing as detailed in the Business Combination Agreement (the “Earnout”).

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

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, the Company had $30,680 and $15,282 of cash in its operating bank account respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 5). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2024, there was $1,088,861 outstanding under Working Capital Loan and $3,323,628 outstanding under Extension Loan, which was an increase of $180,000 from $3,143,628 at June 30, 2024, representing the payment of $60,000 for each month extension in July, August and September 2024.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2024. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

As of September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of September 30, 2024 and December 31, 2023, the balance in the Trust Account was $20,160,402 and $50,772,949, respectively.

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

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During the nine months ended September 30, 2024 and 2023 the company incurred $120,000 and $179,206 in Delaware franchise tax respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate for the nine months ended September 30, 2024 and 2023 is 13.81% and 412.86%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the nine months ended September 30, 2024 and 2023, due to transaction costs and the valuation allowance on the deferred tax assets.

The income tax provision for the nine months ended September 30, 2024 and 2023 are $124,495 and $400,849, respectively. The income tax payable as of September 30, 2024 is $759,369 and the income tax payable as of December 31, 2023 is $634,874.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 and 2024 tax provision as there were redemptions by the public stockholders in 2023 and 2024; as a result, the Company recorded $895,904 and $584,031 excise tax liability as of September 30, 2024 and December 31, 2023, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

As of September 30, 2024 and December 31, 2023, 1,717,663 and 4,522,582 shares of Class A Common Stock remain outstanding and are subject to possible redemption, respectively.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the nine months ended September 30, 2024 and September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Level	September 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$20,160,402	$50,772,949

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of September 30, 2024 and December 31, 2023, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022. The Company has not drawn additional funds on the promissory note as of September 30, 2024.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, with interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024, there was $1,088,861 outstanding under working capital loans and as of December 31, 2023, there was $754,748 borrowed under working capital loan.

Extension Loan

On January 11, 2023, the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) and approved the proposal to amend the Company’s Trust Agreement with Continental. The Charter Amendment allows the Company to extend the Termination Date by up to nine (9) one-month extensions to October 13, 2023 provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0625 per share or approximately $370,726 for each month until October 13, 2023. On June 9, 2023, the Company held a Special Meeting of Stockholders and approved an amendment to the Company’s Charter, as further amended on January 11, 2023 to extend the date by which they have to consummate a business combination from October 13, 2023 by up to three (3) one-month extensions to January 13, 2024 and to decrease the monthly extension fee from $370,726 to $150,000 per month. On January 8, 2024, the Company amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 11, 2023 and June 12, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $60,000 for each one-month extension beginning on January 13, 2024 until January 13, 2025, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement. As of September 30, 2024 and December 31, 2023, there was $3,323,628 and $2,903,628 outstanding under extension loans, respectively.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2024 and the nine months ended September 30, 2023, the Company incurred $90,000 and $90,000, respectively, in fees related to this service. As of September 30, 2024 and December 31, 2023, all expenses associated with this service is included in Accrued Expenses and none has been paid. Total amount due as of September 30, 2024 and December 31, 2023 are $320,000 and $230,000, respectively.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On September 30, 2024 and December 31, 2023, there were 2,990,897 (excluding 1,717,663 and 4,522,582 shares respectively subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

On October 11, 2024, the Company, OMG, the Seller, the Indemnified Party Representative, and the Purchaser entered into that certain BCA Amendment No. 6 to (i) decrease the number of Purchaser Shares to be issued to the Seller as consideration at the Closing from 7,500,000 to 4,000,000; (ii) clarify certain definitions to the BCA; (iii) increase the number of Purchaser Shares to be issued to the Seller in connection with the Earnout such that the Seller could earn up to 800,000 Purchaser Shares if the Purchaser achieved certain revenue milestones during the first year following the Closing; (iv) restructure the Earnout such that 3,500,000 Purchaser Shares subject to the Earnout are to be issued to the Seller at the Closing rather than deposited with the Escrow Agent; and (v) update the Earnout Period to cover a period of three years commencing on January 1, 2025. The BCA Amendment No. 6 was made effective as of October 11, 2024.

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

All activity through September 30, 2024, relates to our formation and preparation of our IPO, which closed on January 11, 2022, and our search for an initial Business Combination and our pursuit of approval of the Business Combination pursuant to the Openmarkets Merger Agreement. We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

As of September 30, 2024, we had marketable securities held in the Trust account for the benefit of the Company’s public stockholders of $20,160,402 (including $712,832 of interest earned during the nine months ended September 30, 2024). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public stockholders.

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

For the three months ended September 30, 2024, we had a net loss of $108,671 consisting of formation and operating costs of $178,995 and franchise tax of $40,000 and income tax of $36,586 and interest expenses of $67,308 offset by interest earned on marketable securities held in Trust of $214,218. For the nine months ended September 30, 2024, we had a net loss of $1,025,807 consisting of formation and operating costs of $1,303,310 and franchise tax of $120,000 and income tax of $124,495 and interest expenses of $190,834 offset by interest earned on marketable securities held in Trust of $712,832.

By comparison, for the three months ended September 30, 2023, we had a net loss of $185,725 consisting of formation and operating costs of $612,607, franchise taxes of $50,000, income taxes of $123,182 and interest expenses of $36,516, adjusted by interest income earned on marketable securities held in trust account in the amount of $636,580. For the nine months ended September 30, 2023, we had a net loss of $497,939 consisting of formation and operating costs of $1,939,085, franchise taxes of $179,206, income taxes of $400,849 and interest expenses of $66,809, adjusted by interest income earned on marketable securities held in trust account in the amount of $2,088,010.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $30,680 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of the insider shares (as defined in Note 4). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022, and the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2024, there was $1,088,861 outstanding under the Working Capital Loan. By comparison, as of December 31, 2023, there was $754,748 under Working Capital Loan.

Pursuant to the January 2023 Stockholder Meeting, the June 2023 Stockholder Meeting and January 2024 Stockholder Meeting, each to extend the Termination Date and to provide for the payment of extension payments to the Trust Account, monthly extension loan advances (the “Extension Loan”) have occurred on the Company’s behalf to fund the required payment by the Sponsor or its affiliate or designee into the Trust Account in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. As of September 30, 2024, there was $3,323,628 outstanding under the Extension Loan and as of December 31, 2023, there was $2,903,628 outstanding under the Extension Loan.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $30,680 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements.

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

Contractual obligations

As of September 30, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company and deferred underwriting commission payable to the underwriter. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

For the nine months ended September 30, 2024, the Company incurred $90,000 in fees related to this services by the Sponsor. By comparison, for the nine months ended September 30, 2023, $90,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Broad Capital Acquisition Corp

Date: November 12, 2024	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

