Form 10-Q/A
period 2024-03-31
Broad Capital Acquisition Corp
filed 2024-12-30
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Broad Capital Acquisition Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on May 20, 2024 (“Original Form 10-Q”) to correct errors therein whereby the Original Form 10-Q contained six (6) incorrect references to “marketable securities” in connection the Company’s trust account’s investment regime, which should have referenced “interest-bearing demand deposit account” or “Cash held in trust account”.”

The Form 10-Q/A has been amended to change all references from “marketable securities,” in connection the Company’s trust account, “interest-bearing demand deposit account” to reflect the fact that on January 4, 2024, the Company instructed its trust custodian to liquidate its positions in trust marketable securities and to invest 100% of the trust account in an interest-bearing demand deposit account because the longer that the funds in the trust account were held in short-term U.S. government securities or in money market funds, there was a greater risk that the Company may be considered an unregistered investment company under the Investment Company Act of 1940, as amended.

Accordingly, the following sections of the Form 10-Q/A contain the change referenced above:

●	BALANCE SHEETS (UNAUDITED) under “Assets” page F-1
●	STATEMENTS OF OPERATIONS (UNAUDITED) under “Other Income (Expenses)” page F-2
●	STATEMENTS OF CASH FLOWS (UNAUDITED) under “Adjustments to reconcile net loss to net cash used in operating activities” page F-4
●	Note 1 under “Trust Account” on page F-5
●	Note 2 under “Cash held in trust account” on page F-12
●	Fair Value of Financial Instruments under “Assets” on page F-14
●	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under “Overview” on page 4 and
●	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items included in the Original Form 10-Q that are not mentioned in this Explanatory Note a remain in effect as of the filing date of the Original Form 10-Q. In addition, this Form 10-Q/A does not modify or update the disclosures included in the Original Form 10-Q to reflect events that have occurred after the filing date of the Original Form 10-Q.

BROAD CAPITAL ACQUISITION CORP

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$164,776	$15,282
Prepaid expenses	73,477	29,091
Total Current Assets	238,253	44,373

Cash held in trust account	19,495,620	50,772,949

Total Assets	$19,733,873	$50,817,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,558,279	$1,253,332
Accounts payable	758,586	733,800
Franchise tax payable	40,000	42,759
Income tax payable	686,965	634,874
Extension loans	3,083,628	2,903,628
Working capital loan	833,074	754,748
Excise tax liability	895,904	584,031
Total Current Liabilities	7,856,436	6,907,172

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	11,412,110	10,462,846

Commitments and Contingencies

Common Stock subject to possible redemption; 1,717,663 shares (at $10.93 per share) as of March 31, 2024 and 4,522,582 shares (at $11.08 per share) as of December 31, 2023	18,768,656	50,095,136

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 1,717,663 shares and 4,522,582 shares subject to possible redemption as of March 31, 2024 and December 31, 2023 respectively)	3	3
Additional paid-in capital	-	-
Accumulated deficit	(10,446,896)	(9,740,663)
Total Stockholders’ Deficit	(10,446,893)	(9,740,660)
Total Liabilities and Stockholders’ Deficit	$19,733,873	$50,817,322

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Formation and operating costs	$(669,065)	$(1,181,717)
Franchise tax	(40,000)	(48,785)
Loss from Operations	(709,065)	(1,230,502)

Other Income (Expenses)
Interest expense	(60,327)	(6,946)
Interest earned on cash held in trust account	288,051	727,731
Net Income (Loss) Before Tax	(481,341)	(509,717)
Income tax	(52,091)	(142,579)
Net Income (Loss)	$(533,432)	$(652,296)

Weighted average shares outstanding of Common Stock	4,955,146	13,485,199
Basic and diluted net loss per share of Common Stock	$(0.11)	$(0.05)

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

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(533,432)	$(652,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in trust account	(288,051)	(727,731)
Changes in operating assets and liabilities:
Prepaid expenses	(44,386)	-
Account payables	24,787	727,189
Accrued expenses	304,947	(83,757)
Franchise tax payable	(2,759)	(146,353)
Income tax payable	52,091	142,579
Net cash used in operating activities	(486,803)	(740,369)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	31,187,408	43,354,304
Interest withdraws from Trust Account for taxes	557,971	422,495
Investment of cash in Trust Account	(180,000)	(1,112,177)
Net cash provided by (used in) investing activities	31,565,379	42,664,622

Cash flows from financing activities:
Redemption of Common Stock	(31,187,408)	(43,354,304)
Proceeds from Working capital loan	78,326	20,250
Proceeds from Extension loan	180,000	1,112,177
Net cash provided by (used in) financing activities	(30,929,082)	(42,221,877)

Net change in cash	149,494	(297,624)
Cash at the beginning of the period	15,282	391,924
Cash at the end of the period	$164,776	$94,300

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$180,000	$1,112,177
Remeasurement of Common Stock subject to redemption	$319,072	$28,210
Excise tax liability	$311,873	$-

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

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds of the Placement Units, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account.

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

Cash held in trust account

As of March 31, 2024, substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of March 31, 2024 and December 31, 2023, the balance in the Trust Account was $19,495,620 and $50,772,949, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Level	March 31, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$19,495,620	$50,772,949

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

As of March 31, 2024, we had cash held in trust account for the benefit of the Company’s public shareholders of $19,495,620 (including $228,051 of interest earned during the three months ended March 31, 2024). The trust fund account is invested in an interest-bearing trust account and the income earned on those investments is also for the benefit of our public shareholders.

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

For the three months ended March 31, 2024, we had a net loss of $533,432 consisting of formation and operating costs of $669,065 and franchise tax of $40,000 and income tax of $52,091 and interest expenses of $60,327 offset by interest earned from cash held in trust account of $288,051. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries until January 4, 2024, at which point we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Broad Capital Acquisition Corp

Date: December 30, 2024	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

