Form 10-Q/A
period 2024-06-30
Broad Capital Acquisition Corp
filed 2024-12-30
CIK 1865120

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

EXPLANATORY NOTE

Broad Capital Acquisition Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on August 19, 2024 (“Original Form 10-Q”) to correct errors therein whereby the Original Form 10-Q contained six (6) incorrect references to “marketable securities” in connection the Company’s trust account’s investment regime, which should have referenced “interest-bearing demand deposit account” or “Cash held in trust account”.

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

BROAD CAPITAL ACQUISITION CORP

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$2,826	$15,282
Prepaid expenses	40,500	29,091
Total Current Assets	43,326	44,373

Cash held in trust account	19,806,184	50,772,949

Total Assets	$19,849,510	$50,817,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,897,113	$1,253,332
Accounts payable	765,215	733,800
Franchise tax payable	-	42,759
Income tax payable	722,783	634,874
Extension loans	3,143,628	2,903,628
Working capital loan	931,134	754,748
Excise tax liability	895,904	584,031
Total Current Liabilities	8,355,777	6,907,172

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	11,911,451	10,462,846

Commitments and Contingencies

Common Stock subject to possible redemption; 1,717,663 shares (at $11.11 per share) as of June 30, 2024 and 4,522,582 shares (at $11.08 per share) as of December 31, 2023	19,083,401	50,095,136

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 1,717,663 shares and 4,522,582 shares subject to possible redemption as of June 30, 2024 and December 31, 2023 respectively)	3	3
Additional paid-in capital	-	-
Accumulated deficit	(11,145,345)	(9,740,663)
Total Stockholders’ Deficit	(11,145,342)	(9,740,660)
Total Liabilities and Stockholders’ Deficit	$19,849,510	$50,817,322

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023

Formation and operating costs	$(455,250)	$(1,124,315)	$(144,761)	$(1,326,478)
Franchise tax	(40,000)	(80,000)	(80,421)	(129,206)
Loss from Operations	(495,250)	(1,204,315)	(225,182)	(1,455,684)

Other Income (Expenses)
Interest expense	(63,199)	(123,526)	(23,347)	(30,293)
Interest earned on cash held in trust account	210,563	498,614	723,699	1,451,430
Net Income (Loss) Before Tax	(347,886)	(829,227)	475,170	(34,547)
Income tax	(35,818)	(87,909)	(135,088)	(277,667)
Net Income (Loss)	$(383,704)	$(917,136)	$340,082	$(312,214)

Weighted average shares outstanding of Common Stock – Basic and diluted	4,708,560	4,831,853	8,597,345	8,992,588
Basic and diluted net income (loss) per share of Common Stock	$(0.08)	$(0.19)	$0.04	$(0.03)

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

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	$(917,136)	$(312,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in trust account	(498,614)	(1,451,430)
Changes in operating assets and liabilities:
Prepaid expenses	(11,409)	-
Account payables	31,415	549,847
Accrued expenses	643,781	25,623
Franchise tax payable	(42,759)	(145,138)
Income tax payable	87,909	277,667
Net cash used in operating activities	(706,813)	(1,055,645)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	31,187,408	58,403,139
Interest withdraws from Trust Account for taxes	637,971	563,727
Investment of cash in Trust Account	(360,000)	(2,003,628)
Net cash provided by (used in) investing activities	31,465,379	56,963,238

Cash flows from financing activities:
Redemption of Common Stock	(31,187,408)	(58,403,139)
Proceeds from Working capital loan	176,386	152,146
Proceeds from Extension loan	240,000	2,003,628
Net cash provided by financing activities	(30,771,022)	(56,247,365)

Net change in cash	(12,456)	(339,772)
Cash at the beginning of the period	15,282	391,924
Cash at the end of the period	$2,826	$52,152

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$360,000	$2,003,628
Remeasurement of Common Stock subject to redemption	$184,327	$474,374
Excise tax liability	$311,873	$-

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

Cash held in trust account

As of June 30, 2024, substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of June 30, 2024 and December 31, 2023, the balance in the Trust Account was $19,806,184 and $50,772,949, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Level	June 30, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$19,806,184	$50,772,949

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

As of June 30, 2024, we had cash held in trust account for the benefit of the Company’s public stockholders of $19,806,184 (including $498,614 of interest earned during the six months ended June 30, 2024). The trust fund account is invested in an interest-bearing demand account and the income earned on those investments is also for the benefit of our public stockholders.

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

For the three months ended June 30, 2024, we had a net loss of $383,704 consisting of formation and operating costs of $455,250 and franchise tax of $40,000 and income tax of $35,818 and interest expenses of $63,199 offset by interest earned from the interest-bearing demand deposit account held in Trust of $210,563. For the six months ended June 30, 2024, we had a net loss of $917,136 consisting of formation and operating costs of $1,124,315 and franchise tax of $80,000 and income tax of $87,909 and interest expenses of $123,526 offset by interest earned from the cash held in trust account of $498,614. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account.

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

