Form 10-Q/A
period 2024-09-30
Broad Capital Acquisition Corp
filed 2024-12-30
CIK 1865120

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

EXPLANATORY NOTE

Broad Capital Acquisition Corp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as filed with the Securities and Exchange Commission on November 12, 2024 (“Original Form 10-Q”) to correct errors therein whereby the Original Form 10-Q contained six (6) incorrect references to “marketable securities” in connection the Company’s trust account’s investment regime, which should have referenced “interest-bearing demand deposit account” or “Cash held in trust account.”

The Form 10-Q/A has been amended to change all references from “marketable securities,” in connection with the Company’s trust account, to “interest-bearing demand deposit account” to reflect the fact that on January 4, 2024, the Company instructed its trust custodian to liquidate its positions in trust marketable securities and to invest 100% of the trust account in an interest-bearing demand deposit account because the longer that the funds in the trust account were held in short-term U.S. government securities or in money market funds, there was a greater risk that the Company may be considered an unregistered investment company under the Investment Company Act of 1940, as amended.

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

Items included in the Original Form 10-Q that are not mentioned in this Explanatory Note will remain in effect as of the filing date of the Original Form 10-Q. In addition, this Form 10-Q/A does not modify or update the disclosures included in the Original Form 10-Q to reflect events that have occurred after the filing date of the Original Form 10-Q.

BROAD CAPITAL ACQUISITION CORP

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$30,680	$15,282
Prepaid expenses	20,250	29,091
Total Current Assets	50,930	44,373

Cash held in trust account	20,160,402	50,772,949

Total Assets	$20,211,332	$50,817,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,016,645	$1,253,332
Accounts payable	741,863	733,800
Franchise tax payable	-	42,759
Income tax payable	759,369	634,874
Extension loans	3,323,628	2,903,628
Working capital loan	1,088,861	754,748
Excise tax liability	895,904	584,031
Total Current Liabilities	8,826,270	6,907,172

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	12,381,944	10,462,846

Commitments and Contingencies

Common Stock subject to possible redemption; 1,717,663 shares (at $11.30 per share) as of September 30, 2024 and 4,522,582 shares (at $11.08 per share) as of December 31, 2023	19,401,033	50,095,136

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 1,717,663 shares and 4,522,582 shares subject to possible redemption as of September 30, 2024 and December 31, 2023 respectively)	3	3
Additional paid-in capital	-	-
Accumulated deficit	(11,571,648)	(9,740,663)
Total Stockholders’ Deficit	(11,571,645)	(9,740,660)
Total Liabilities and Stockholders’ Deficit	$20,211,332	$50,817,322

The accompanying notes are an integral part of these unaudited financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023

Formation and operating costs	$(178,995)	$(1,303,310)	$(612,607)	$(1,939,085)
Franchise tax	(40,000)	(120,000)	(50,000)	(179,206)
Loss from Operations	(218,995)	(1,423,310)	(662,607)	(2,118,291)

Other Income (Expenses)
Interest expense	(67,308)	(190,834)	(36,516)	(66,809)
Interest earned on cash held in trust account	214,218	712,832	636,580	2,088,010
Net Loss Before Tax	(72,085)	(901,312)	(62,543)	(97,090)
Income tax	(36,586)	(124,495)	(123,182)	(400,849)
Net Loss	$(108,671)	$(1,025,807)	$(185,725)	$(497,939)

Weighted average shares outstanding of Common Stock – Basic and diluted	4,708,560	4,790,455	8,680,609	8,789,806
Basic and diluted net loss per share of Common Stock	$(0.02)	$(0.21)	$(0.02)	$(0.06)

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

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net loss	$(1,025,807)	$(497,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in trust account	(712,832)	(2,088,010)
Changes in operating assets and liabilities:
Prepaid expenses	8,841	-
Account payables	8,063	622,094
Accrued expenses	763,313	358,240
Franchise tax payable	(42,759)	(134,156)
Income tax payable	124,495	400,849
Net cash used in operating activities	(876,686)	(1,338,922)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	31,187,408	58,403,139
Interest withdraws from Trust Account for taxes	677,971	602,745
Investment of cash in Trust Account	(540,000)	(2,453,628)
Net cash provided by investing activities	31,325,379	56,552,256

Cash flows from financing activities:
Redemption of Common Stock	(31,187,408)	(58,403,139)
Proceeds from Working capital loan	334,113	355,887
Proceeds from Extension loan	420,000	2,453,628
Net cash used in financing activities	(30,433,295)	(55,593,624)

Net change in cash	15,398	(380,290)
Cash at the beginning of the period	15,282	391,924
Cash at the end of the period	$30,680	$11,634

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$540,000	$2,453,628
Remeasurement of Common Stock subject to redemption	$46,695	$937,773
Excise tax liability	$311,873	$-

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

Cash held in trust account

As of September 30, 2024, substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of September 30, 2024 and December 31, 2023, the balance in the Trust Account was $20,160,402 and $50,772,949, respectively.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Level	September 30, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$20,160,402	$50,772,949

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

As of September 30, 2024, we had cash held in trust account for the benefit of the Company’s public stockholders of $20,160,402 (including $712,832 of interest earned during the nine months ended September 30, 2024). The trust fund account is invested an in interest-bearing demand account and the income earned on those investments is also for the benefit of our public stockholders.

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

For the three months ended September 30, 2024, we had a net loss of $108,671 consisting of formation and operating costs of $178,995 and franchise tax of $40,000 and income tax of $36,586 and interest expenses of $67,308 offset by interest earned from cash held in trust account of $214,218. For the nine months ended September 30, 2024, we had a net loss of $1,025,807 consisting of formation and operating costs of $1,303,310 and franchise tax of $120,000 and income tax of $124,495 and interest expenses of $190,834 offset by interest earned from the interest-bearing demand deposit account held in Trust of $712,832. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account

By comparison, for the three months ended September 30, 2023, we had a net loss of $185,725 consisting of formation and operating costs of $612,607, franchise taxes of $50,000, income taxes of $123,182 and interest expenses of $36,516, adjusted by interest income earned on marketable securities held in trust account in the amount of $636,580. For the nine months ended September 30, 2023, we had a net loss of $497,939 consisting of formation and operating costs of $1,939,085, franchise taxes of $179,206, income taxes of $400,849 and interest expenses of $66,809, adjusted by interest income earned on marketable securities held in trust account in the amount of $2,088,010.

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

