Form 10-K
period 2024-12-31
Broad Capital Acquisition Corp
filed 2025-04-15
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-41212

Broad Capital Acquisition Corp

(Exact name of registrant as specified in its charter)

Delaware	86-3382967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6208 Sandpebble Court, Dallas, TX	75254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 951-3088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.000001 per share, and one Right to acquire 1/10 of one share of common stock	BRACU	The Nasdaq Stock Market LLC
common stock included as part of the Units	BRAC	The Nasdaq Stock Market LLC
Rights included as part of the Units	BRACR	The Nasdaq Stock Market LLC

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

As of April 14, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,184,227.

As of April 15, 2025, there were there were 2,990,897 shares of common stock, par value $0.000001 per share, issued and outstanding (excluding 101,216 shares subject to possible redemption), and 0 shares of preferred stock, par value $0.000001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” refers to our common shares, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and rights agent of our public rights (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal at Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering of the Company’s units on January 11, 2022;

●	“initial stockholders” are to our sponsor and any other holders of our insider shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);

●	“insider shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our common stock issuable upon the conversion thereof as provided herein;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Openmarkets” are to Openmarkets Group Pty Ltd., a Delaware corporation;

●	“Openmarkets Merger” are to the merger and other transactions between the Company, Openmarkets, and other companies as effectuated and further described in the Openmarkets Merger Agreement that were terminated on February 12, 2025 when the Company received a notice of termination (the “Notice”) from Openmarkets advising that Openmarkets had terminated the Openmarkets Merger Agreement;

●	“Openmarkets Merger Agreement” are to the Agreement and Plan of Merger and Business Combination Agreement entered into on January 18, 2023, and as it may be further amended or supplemented from time to time, by and among the Company, Openmarkets, BMYG OMG Pty Ltd, and Broad Capital LLC, which was terminated on February 12, 2025 when the Company received a notice of termination from Openmarkets advising that Openmarkets had terminated the Openmarkets Merger Agreement;

●	“Over-Allotment Closing” are to the closing of the underwriters’ purchase of the Over-Allotment Units in its partial exercise of the over-allotment option on February 10, 2022;

●	Over-Allotment Units” are to the additional 159,069 Units purchased from the Company generating gross proceeds of $1,590,690;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement rights” are to our rights which are included within the placement units being purchased by our sponsor in the private placement;

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement right;

●	“private placement” are to the private placement of 446,358 placement units at a price of $10.00 per unit, for an aggregate purchase price of $4,463,580, which occurred simultaneously with the completion of our initial public offering and the additional private sale of 4,772 placement units at a price of $10.00 per unit, for an aggregate purchase price of $47,720 on February 9, 2022, as part of the underwriters partial exercise of their over-allotment option of an additional 159,069 units for a total of $4,511,300 from the placement units;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public rights” refer to the rights which are part of the units;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Registration Statement” are to the Form S-1 filed publicly with the SEC on August 19, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“representative” are to Chardan Capital Markets, LLC, who is the representative of the underwriters in our initial public offering;

●	“rights” refer to the rights which are part of the units;

●	“rights agent” are to Continental;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Broad Capital LLC;

●	“trust account” are to the trust account maintained by the trustee in which the Company deposited the net proceeds of the sale of the units and a portion of the placement units (including to reflect the underwriters partial exercise of the overallotment) in the initial public offering, as such account has been reduced to honor redemptions to date, which trust accounts proceeds, effective on January 4, 2024, the Company instructed its trustee to liquidate its positions in trust marketable securities and to invest 100% of the trust account in an interest-bearing demand deposit account because the longer that the funds in the trust account were held in short-term U.S. government securities or in money market funds, there was a greater risk that the Company may be considered an unregistered investment company under the Investment Company Act of 1940, as amended;

●	“trustee” are to Continental;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one right; and

●	“we,” “us,” “our” or “Company” are to Broad Capital Acquisition Corp.

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

As previously reported by the Company on Form 8-K filed with the Securities and Exchange Commission on February 18, 2025, on February 12, 2025, the Company received a notice of termination (the “Notice”) from Openmarkets Group Pty Ltd. advising that they had terminated the Merger Agreement pursuant to Section 11.1(d)(i) of the Merger Agreement.

Our Business

We have specifically formed a preeminent management team, board of directors and advisory board with significant experience to source, evaluate and execute a merger with a company that would benefit from access to the public markets and the skills of our management team. We believe that the principal technologies and sectors with massive potential include: zero emission propulsion technologies, artificial intelligence (“AI”), internet of things (IoT), UAS, AAM, etc. Applications will only be limited by imagination. From a geographic standpoint, our target sectors are globally integrated, and we target to capture opportunities in high growth markets such as North America and Asia Pacific.

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

We have employed a pro-active acquisition strategy focused on identifying potential business combination targets. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective, which has been a key driver of past performance and we believe will continue to be central to its differentiated acquisition strategy.

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

We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our stockholder communications related to the acquisition. As discussed elsewhere in this report, this would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of shares of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for an initial business combination presently in the amount of approximately $1.22 million, we offer a target business, a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the Openmarkets management team, when evaluating the desirability of effecting our business combination with that business and plan to continue to do so, since the Openmarkets Merger will not be consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs after our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

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

Ability to Extend Time to Complete Business Combination

The stockholders of the Company approved the Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) at the January 13, 2025 Stockholders Meeting, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that closed on January 13, 2022, but was amended by the Charter Amendment to extend the Termination Date by up to twelve (12) one-month extensions to January 13, 2026 provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of (x) $40,000 and (y) an aggregate amount equal to $0.03 multiplied by the number of Public Shares of the Company that are not redeemed in connection with the stockholder vote to approve the Charter Amendment Proposal for each such one-month extension until January 13, 2026, unless the closing of the Company’s initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) compliance with the procedures relating to any such extension, as set forth in the Trust Agreement.

Redemption Rights for Public Stockholders upon Consummation of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial stockholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite period. However, if our initial stockholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required period.

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

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until January 13, 2026 (or as extended as provided in our registration statement. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any extension of the period to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Charter Amendment following the January 13, 2025 Stockholders Meeting provides that we will have up to twelve (12) one-month Extensions to January 13, 2026 provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the lesser of (x) $40,000 and (y) an aggregate amount equal to $0.03 multiplied by the number of Public Shares of the Company that are not redeemed in connection with the stockholder vote to approve the Charter Amendment Proposal for each such one-month extension, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation. If we are unable to complete our business combination by January 13, 2026 (or as otherwise extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $20,200 of interest that may be released to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our business combination by January 13, 2026 (or as otherwise extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation). Our stockholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds had been timely deposited. Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. The public stockholders will not be able to vote on or redeem their public shares in connection with any such extensions.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $15,282 of proceeds held outside the trust account plus up to $20,200 of funds from the interest on the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the offering and sale of the placement rights, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $15,282 from the proceeds of this offering and the sale of the placement units remaining with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $25,000).

In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. We have access to the amounts held outside the trust account ($15,282 as of December 31, 2024) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $20,200). If we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the period to consummate the initial business combination, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within the period to consummate the initial business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $20,200 of interest to pay taxes and if needed, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination

Employees

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

We are required to have our internal control procedures evaluated for the fiscal year ended December 31, 2024, as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	issuance of equity and/or debt securities to complete a business combination;

●	we may lack sufficient working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	the ability of rights holders to obtain a favorable judicial forum for disputes with our company;

●	we have dependence on key personnel and our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	conflicts of interest of our sponsor, officers and directors and the representative;

●	the delisting of our securities by Nasdaq may occur and an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and rights and rights becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	we may lack the ability to obtain additional financing and the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our initial stockholders controlling a substantial interest in us;

●	rights’ and insider shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming rights;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction;

●	our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	Nasdaq has ceased trading of our securities at the close of trading on January 22, 2025 because the Company was not in compliance with Nasdaq’s Listing Rule 5450(b)(2)(B) because the Company has not, as of December 31, 2024, maintained a minimum of 1,100,000 publicly held shares, as required under the Nasdaq continued listing standards for The Nasdaq Global Market, which could limit investors’ ability to make transactions in our securities and subject it to additional trading restrictions;

●	the SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our shares of Common Stock at such time is substantially less than $10.00 per share;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we can modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2024 related to complex financial instruments as well as the Company’s controls over reconciliations for accrued expenses and prepaid expenses during the financial statement close and disclosure review process. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	there is substantial doubt about our ability to continue as a “going concern” if we do not complete our initial business combination by January 13, 2026; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our rights and warrants will expire worthless.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We believe cybersecurity is critical to advancing our business securely. We face a multitude of cybersecurity threats, and may experience cyber incidents in the normal course of business. Such cybersecurity threats could have a material adverse effect on our business, financial condition, operations, results of operations, performance, cash flows or reputation. Our service providers (including the transfer agent), and other business contacts may face similar cybersecurity threats, and a cybersecurity incident impacting these persons or entities could materially adversely affect our operations, performance and results of operations.

These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity. The Board and/or our Audit Committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our Board and/or our Audit Committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us and the measures we are taking to mitigate such risks. In addition to such reports and updates, our Board and/or our Audit Committee receive updates from management as to changes to our cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the Board or Audit Committee, as appropriate.

While cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties

Our executive offices are located at 6208 Sandpebble Court, Dallas, TX 75254 and our telephone number is (469) 951-3088. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our CEO for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, public shares and public rights were traded on Nasdaq under the symbols BRACU, BRAC and BRACW, respectively. Our units commenced public trading on January 11, 2022, and our public shares and public rights commenced separate public trading on February 23, 2022. Nasdaq halted trading on all of our securities at the close of trading on January 22, 2025 because the Company was not in compliance with Nasdaq’s Listing Rule 5450(b)(2)(B) because the Company has not, as of December 31, 2024, maintained a minimum of 1,100,000 publicly held shares, as required under the Nasdaq continued listing standards for The Nasdaq Global Market.

(b) Holders

As of April 14, 2025, there were 2 holders of record of our units, 6 holders of record of our shares of common stock and 1 holder of record of our rights.

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

All activity through December 31, 2024, relates to our formation and preparation of our IPO, which closed on January 11, 2022, and our search for an initial Business Combination and our pursuit of approval of the Business Combination pursuant to the Openmarkets Merger Agreement, which was terminated by Openmarkets on February 12, 2025. We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

As of December 31, 2024, we had cash held in the Trust Account for the benefit of the Company’s public stockholders of $20,521,640 (including $894,070 of interest earned during the year ended December 31, 2024). The trust fund account is invested in interest-bearing demand deposit account and the interest earned on those cash is also for the benefit of our public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

During the fiscal year December 31, 2024, $677,971 was withdrawn from the cash held in Trust for taxes, the Company paid approximately $163,000 of Franchise taxes, and the Company did not pay any other tax payments as of December 31, 2024 and through the date of the report and there is $634,874 of income taxes payable as of December 31, 2024.

The Company used $515,000 of the tax withdrawals to pay for company operating expenses during the fiscal year 2024 and as of December 31, 2024 and the date of this report, the Company has not paid the income taxes. As a result, the Company recorded a current other liability of $515,000 since the Company is obligated to use these funds directly and only for the use of paying taxes as stated in the Company’s Trust agreement.

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

For the year ended December 31, 2024, we had a net loss of $1,122,587 consisting of formation and operating costs of $1,575,281 and franchise tax of $177,055 and interest expenses of $264,321 offset by interest earned on cash held in Trust of $894,070. By comparison, for the year ended December 31, 2023, we had a net loss of $513,919 consisting of formation and operating costs of $2,409,672 and franchise tax of $200,000 and income tax of $536,212 and interest expenses of $120,229 offset by interest earned on marketable securities held in Trust of $2,752,194.

Recent Developments

As previously reported by the Company on its Current Report on Form 8-K filed on January 24, 2023, on January 18, 2023, the Company entered into a definitive Agreement and Plan of Merger and Business Combination Agreement, as amended by BCA Amendment No. 1 dated August 1, 2023 and BCA Amendment No. 2 effective January 9, 2024 (the “Openmarkets Merger Agreement” or “BCA”) with Openmarkets Group Pty Ltd., an Australian proprietary limited company (the “Target”), BMYG OMG Pty Ltd, an Australian proprietary limited company and Broad Capital LLC, solely in its capacity as the Company’s sponsor.

As previously reported by the Company on Form 8-K filed with the Securities and Exchange Commission on February 18, 2025, on February 12, 2025, the Company received a notice of termination (the “Notice”) from Openmarkets Group Pty Ltd. advising that they had terminated the Merger Agreement pursuant to Section 11.1(d)(i) of the Merger Agreement.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $585 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of the insider shares. Following the Initial Public Offering by the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022, and the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2024, there was $1,267,408 outstanding under the Working Capital Loan. By comparison, as of December 31, 2023, there was $754,748 under Working Capital Loan.

Pursuant to the January 2023 Stockholder Meeting, the June 2023 Stockholder Meeting, the January 2024 Stockholder Meeting, and the January 2025 Stockholder Meeting, each to extend the Termination Date and to provide for the payment of extension payments to the Trust Account, monthly extension loan advances (the “Extension Loan”) have occurred on the Company’s behalf to fund the required payment by the Sponsor or its affiliate or designee into the Trust Account in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. As of December 31, 2024, there was $3,503,628 outstanding under the Extension Loan and as of December 31, 2023, there was $2,903,628 outstanding under the Extension Loan.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $585 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. Management is planning to address the uncertainty through the borrowing of Working Capital Loan. As a result, there is substantial doubt that the Company can sustain operations within one year after the date that the financial statements are issued.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan in addressing this uncertainty is through the borrowing of Working Capital Loans. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern

Contractual obligations

As of December 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company and deferred underwriting commission payable to the underwriter. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

For the year ended December 31, 2024, the Company incurred $120,000 in fees related to these services by the Sponsor. By comparison, for the year ended December 31, 2023, $120,000 in fees related to theses services by the Sponsor.

The underwriter is entitled to deferred commissions of $3,555,674 from the Units sold in the Initial Public Offering in the event we consummate a business combination. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this ASU for the year ended December 31, 2024 and there was no material effect on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Through December 31, 2024, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 16, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement rights were placed in the trust account at J.P. Morgan Securities LLC, maintained by Continental, acting as trustee, and were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of an initial business combination and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

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

Item 9B. Other Information.

In connection with the extension of the Company’s termination date, the Company intends to deposit $3,036 into the trust account during the week of April 13, 2025. The Company caused $0.03 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, to be deposited in the Trust Account in connection with the first and second extension of the Company’s termination date, from January 13, 2025 to February 13, 2025 and from February 13, 2025 to March 13, 2025, respectively.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our founder, officers and directors are as follows:

Name	Age	Position
Johann Tse	57	Chief Executive Officer; Director; and Member of our Nomination Committee
Rongrong “Rita” Jiang	45	Chief Financial Officer; Director
Nicholas Shao	52	Independent Director; Chair of our Nomination Committee; and Member of our Audit Committee
Wayne Trimmer	64	Independent Director; Chair of our Compensation Committee; and Member of our Audit Committee
Teck-Yong Heng	50	Independent Director; Chair of our Audit Committee; and Member of our Compensation Committee
Keith Adams	46	Independent Director; Member of our Nomination Committee; and Member of our Compensation Committee

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

Wayne Trimmer is Founder and President of IBS-Aquarian LLC, an international business development advisory firm. He brings extensive business development, sales and operations experience with focus on aerospace and defense industries. He has participated in public offerings, mergers and acquisitions, market entry, joint ventures and strategic partnerships. Mr. Trimmer’s functional focus includes business process outsourcing (BPO), aircraft maintenance, repair and overhaul (MRO) and system sustainment, business aviation, and telecommunication. His geographic coverage includes the Americas, Europe, Asia, Russia, and Middle East and North Africa (MENA) region. Mr. Trimmer provides client-centric project management for domestic and international clients. He has a deep understanding of industry dynamics, extensive professional network with key executives and government officials, and strong cultural sensitivity. Mr. Trimmer’s previous aerospace industry roles include Senior Project Director at Lockheed Martin from 1993 to 1997, where he was responsible for providing global aerospace and defense logistics, training and supply chain services. He was previously Director of Contract and Commercial Management with Airbus Group (including EADS and Aérospatiale) from 1989 to 1993, where his responsibility included both domestic US and international business development and FAA certifications and compliance agreements for commercial, military, and paramilitary aircraft for law enforcement applications including spare parts supply chain and subcontractor certification as FAA repair stations. Prior to Airbus Group, he served as Director of Contracts at DynCorp International. Mr. Trimmer served in the United States Marine Corps as aircrew flying the Douglas A-4M/OA-4M series “Skyhawk” light attack aircraft and led twenty-five Marines in a communication, navigation, fire control and electronics system division. He has been an active member of Dallas Committee on Foreign Relations, a member of World Affairs Council, a member of Business Executive for National Security (BENS). He also served as the President of the North Texas National Defense Industrial Association (NDIA), and the Chairman of the AirPower Council. Mr. Trimmer holds a Master of Science in Management from Boston University and a Bachelor of Science degree in Aviation from Southern Illinois University.

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

One of the largest transactions in his career included the concurrent sale of three natural gas power generation companies in Singapore with a total transaction value of $8 billion. This set of M&A transactions spanned 5 years of planning and execution and completed successfully in the midst of the 2007/2008 global financial crisis. The three transactions are (1) $3.1 billion divestment of Tuas Power to China Huaneng Group (March 2008); (2) $2.5 billion divestment of Senoko Power to LionPower (Consortium comprising Marubeni, GDF Suez, Kansai, Kyushu, JBIC); (September 2008); (3) $2.4 billion divestment of PowerSeraya to Sabre Energy Industries / Malaysia YTL Power (March 2009). The set of transactions were awarded a series of M&A and private equity awards from the industry media in 2009. As a Singaporean, Teck-Yong served in the Singapore military from 1992-1995 as an instructor in the School of Military Medicine and later as a Platoon Sergeant in a Combat Support Hospital in the reservist unit. Mr. Heng graduated from Nanyang Technological University with a Bachelor of Arts degree in Accountancy (with Honors) and is a graduate of Harvard Business School’s General Management Program. He is a Chartered Financial Analyst (CFA), Chartered Accountant (CA), Chartered International M&A Expert (IM&A) and a member of Singapore Institute of Directors.

Keith Adams brings executive leadership and direction in the management and operation of all information systems and technology investment projects and is responsible for all aspects of strategic IT planning. Since January 2016, Mr. Adams has served as the Director of Operations and approves and leads China Century Capital’s private equity funds, IPOs and strategic partnership towards information technology and electronics products. The financial investments that Mr. Adams approves follow innovation initiatives and corporate organization in collaboration with business and technology leaders across the company. The partnership explores emerging technologies and assesses their impact on the company’s business, prototypes, and evaluates new concepts. Mr. Adams also recommends product improvements and safety features prior to seeking investors for products. Mr. Adams is also responsible for industry standards and technical writing. Before joining China Century Capital, Mr. Adams served as a senior network engineer for design and distribution with Pennsylvania Power and Light (PPL) in the automation department from January 2015 to January 2016. While employed with PPL, he worked with the R&D team plus he engineered and designed network systems for cellular modems that utilized AT&T Mobility 3G and LTE networks to control the transmission and distribution of electricity from nuclear power plants, coal power plants and energy substations. While with PPL, Mr. Adams was awarded engineer of the year for 2015. Before his employment with PPL, Mr. Adams channeled his career with AT&T Mobility from 1999 to 2016 serving as a contract senior network engineer and eventually becoming an engineering project manager. During his career with AT&T Mobility, he conducted resource planning and analysis, engineered, personally led turn-key projects, commissioned, programmed, and performed quality control audits towards the evolution of cellular telecommunications for TDMA, GSM, 3G, 4G and LTE networks.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following disclosure concerns the compensation of the Company’s officers and directors for the fiscal year ended December 31, 2024 (i.e., pre-Business Combination).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In the table below, percentage ownership is based on 3,092,113 shares of our common stock, par value $0.000001 per share, issued and outstanding (including 101,216 shares subject to possible redemption), as of April 15, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

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

	Common Stock
Name and Address of Beneficial Owner (2)	Number of Shares Beneficially Owned	Approximate Percentage of Class
Directors and Executive Officers:
Johann Tse(1)	3,036,010	98.2%
Rita Jiang(1)	3,036,010	98.2%
Keith Adams	-	-
Teck-Yong Heng	-	-
Nicholas Shao	-	-
Wayne Trimmer	-	-
All six (6) executive officers and directors as a group (individuals)	3,036,010	98.2%

Five Percent (5%) Stockholders:
Broad Capital LLC(1)	3,036,010	98.2%

*	Represents less than one percent (1%) of outstanding common stock

(1)	Broad Capital LLC, our sponsor, is the record holder of the securities reported herein. Johann Tse, our Chief Executive Officer, and Rita Jiang, our Chief Financial Officer are directors and the 50:50 owners of our sponsor. By virtue of this relationship, Mr. Tse and Ms. Jiang may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Tse and Ms. Jiang disclaim any such beneficial ownership except to the extent of their respective pecuniary interest. Unless otherwise indicated, the business address of each of these entities and individuals is 56208 Sandpebble Court, Dallas, TX 75254. Mr. Tse and Ms. Jiang have voting and dispositive power over the shares owned by Broad Capital LLC.

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding placement rights as such shares are not issuable within 60 days of the date of this report.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information on the termination of the Openmarkets Merger and Openmarkets Merger Agreement that occurred on February 12, 2025, by Openmarkets, see “Item 1. Business.”

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

On January 13, 2022, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 446,358 placement units at a purchase price of $10.00 per unit in a private placement for an aggregate purchase price of $4,463,580. There will be no redemption rights or liquidating distributions from the trust account with respect to the insider shares, placement shares or placement rights, which will expire worthless if we do not consummate a business combination by January 13, 2026, provided the Company deposits into the Trust Account $3,036.48 for each monthly extension period commencing on January 13, 2025 and ending on January 13, 2026 (unless the closing of the Company’s initial business combination shall have occurred). There will be no redemption rights or liquidating distributions from the trust account with respect to the insider shares, placement shares, placement rights or placement rights, which will expire worthless if we do not consummate a business combination by January 13, 2026, unless otherwise extended by our stockholders. The total extension loan as of December 31, 2024 and 2023 were $1,267,408 and $754,748, respectively.

On January 8, 2024, the Company amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 11, 2023 and June 12, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $60,000 for each one-month extension beginning on January 13, 2024 until January 13, 2025, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement. As of December 31, 2024 and December 31, 2023, there were $3,503,628 and $2,903,628 outstanding under extension loans, respectively.

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

Office Space and Related Support Services

The Company agreed, commencing on the date the Company Units are first listed on the Nasdaq, to pay the Sponsor, or an affiliate thereof, a total of $10,000 per month for office space, utilities, and secretarial and administrative support for up to 18 months. Upon completion of the Company’s initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024 and the year ended December 31, 2023, the Company incurred $120,000 and $120,000, respectively, in fees related to this service. As of December 31, 2024 and December 31, 2023, all expenses associated with this service is included in Accrued Expenses and none has been paid. Total amount due as of December 31, 2024 and December 31, 2023 are $350,000 and $230,000, respectively.

Working Capital Loans

To finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of December 31, 2024, there was $1,267,408 outstanding under working capital loans and as of December 31, 2023, there was $754,748 borrowed under working capital loan. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans.

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

Stockholder Communications

Stockholders and interested parties may communicate with the Company’s Board, any committee chairperson or the non-management directors as a group by writing to the Company’s Board or committee chairperson at Broad Capital Acquisition Corp., 6208 Sandpebble Court, Dallas, TX 75254. Each communication will be forwarded, depending on the subject matter, to the applicable board, the appropriate committee chairperson or all non-management directors.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey, LLP, in connection with regulatory filings. The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2024 totaled $130,000 and for the year ended December 31, 2023 totaled $65,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey, LLP for consultations concerning financial accounting and reporting standards for the year ended December 31, 2043 and the year ended December 31, 2023.

Tax Fees. We did not pay MaloneBailey, LLP for tax planning and tax advice for the year ended December 31, 2024 and the year ended December 31, 2023.

All Other Fees. We did not pay MaloneBailey, LLP for any other services for the year ended December 31, 2024, and for the year ended December 31, 2023.

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

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at https://www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Broad Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Broad Capital Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

April 15, 2025

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$585	$15,282
Prepaid expenses	-	29,091
Total Current Assets	585	44,373

Cash held in trust account	20,521,640	50,772,949

Total Assets	$20,522,225	$50,817,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,157,903	$1,253,332
Accounts payable	718,392	733,800
Other Liabilities	515,000	-
Franchise tax payable	55,834	42,759
Income tax payable	634,874	634,874
Extension loans	3,503,628	2,903,628
Working capital loan	1,267,408	754,748
Excise tax liability	895,904	584,031
Total Current Liabilities	9,748,943	6,907,172

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	13,304,617	10,462,846

Commitments and Contingencies

Common Stock subject to possible redemption; 1,717,663 shares (at $11.55 per share) as of December 31, 2024 and 4,522,582 shares (at $11.08 per share) as of December 31, 2023	19,830,933	50,095,136

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 1,717,663 shares and 4,522,582 shares subject to possible redemption as of December 31, 2024 and December 31, 2023 respectively)	3	3
Additional paid-in capital	-	-
Accumulated deficit	(12,613,328)	(9,740,663)
Total Stockholders’ Deficit	(12,613,325)	(9,740,660)
Total Liabilities and Stockholders’ Deficit	$20,522,225	$50,817,322

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Formation and operating costs	$(1,575,281)	$(2,409,672)
Franchise tax	(177,055)	(200,000)
Loss from Operations	(1,752,336)	(2,609,672)

Other Income (Expenses)
Interest expense	(264,321)	(120,229)
Interest earned on cash held in trust account	894,070	2,752,194
Net Income (Loss) Before Tax	(1,122,587)	22,293
Income tax	-	(536,212)
Net Loss	$(1,122,587)	$(513,919)

Weighted average shares outstanding of Common Stock	4,754,668	8,551,292
Basic and diluted net loss per share of Common Stock	$(0.24)	$(0.06)

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

AND

FOR THE YEAR ENDED DECEMBER 31, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	2,990,897	$3	$-	$(9,740,663)	$(9,740,660)
Additional amount deposited into trust	-	-	-	(720,000)	(720,000)
Remeasurement of common stock subject to redemption	-	-	-	(203,205)	(203,205)
Other liability – trust withdrawal	-	-	-	(515,000)	(515,000)
Excise tax	-	-	-	(311,873)	(311,873)
Net loss	-	-	-	(1,122,587)	(1,122,587)
Balance – December 31, 2024	2,990,897	$3	$-	$(12,613,328)	$(12,613,325)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	2,990,897	$3	$-	$(4,293,466)	$(4,293,463)
Additional amount deposited into trust	-	-	-	(2,903,628)	(2,903,628)
Remeasurement of common stock subject to redemption	-	-	-	(1,445,619)	(1,445,619)
Excise tax	-	-	-	(584,031)	(584,031)
Net loss	-	-	-	(513,919)	(513,919)
Balance – December 31, 2023	2,990,897	$3	$-	$(9,740,663)	$(9,740,660)

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(1,122,587)	$(513,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(894,070)	(2,752,194)
Changes in operating assets and liabilities:
Prepaid expenses	29,091	(29,090)
Account payables	(15,408)	533,771
Accrued expenses	1,168,892	604,447
Franchise tax payable	13,075	(152,379)
Income tax payable	-	536,212
Net cash used in operating activities	(821,007)	(1,773,152)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	31,187,408	58,403,139
Interest withdraws from Trust Account for taxes	677,971	641,762
Investment of cash in Trust Account	(720,000)	(2,903,628)
Net cash provided by investing activities	31,145,379	56,141,273

Cash flows from financing activities:
Repayment of working capital loan	(545,140)	-
Redemption of Common Stock	(31,187,408)	(58,403,139)
Proceeds from Working capital loan	793,479	754,748
Proceeds from Extension loan	600,000	2,903,628
Net cash used in financing activities	(30,339,069)	(54,744,763)

Net change in cash	(14,697)	(376,642)
Cash at the beginning of the period	15,282	391,924
Cash at the end of the period	$585	$15,282

Supplemental disclosure of non-cash investing and financing activities:
Other liability – trust withdrawal	$515,000	$-
Accrued interest classified as working capital loan	$264,321	$-
Extension Funds attributable to common stock subject to redemption	$720,000	$2,903,628
Remeasurement of Common Stock subject to redemption	$203,205	$1,445,619
Excise tax liability	$311,873	$584,031

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

The Financing

As of December 31, 2024, the Company had not commenced any operations. All activity from April 16, 2021 (inception) through December 31, 2024, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds of the Placement Units, will be held in a trust account (“Trust Account”), located in the United States and were initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account.

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

Termination of Business Combination

On February 12, 2025, the Company received a notice of termination from Openmarkets Group Pty Ltd. advising that they had terminated the Merger Agreement pursuant to Section 11.1(d)(i) of the Merger Agreement in accordance with Section 11.3 of the Merger Agreement, at which point the Merger Agreement became null and void with no further force and effect (other than the provisions of Section 9.6 of the Merger Agreement, Article XIII of the Merger Agreement and Section 11.3 of the Merger Agreement, which survive the termination of the Merger Agreement).

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

Also at the January 2023 Stockholders Meeting, the Company’s stockholders approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) to extend the Termination Date as amended in the amended Trust Agreement to extend the date by which the Company (i) may consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering (provided the Company funds the monthly extension payments to the Trust Account) unless extended, the Company will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $20,200 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On January 8, 2024, stockholders holding 2,804,919 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.23 per share of the funds in the Trust Account. As a result, approximately $31.2 million was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining common stock subject to redemption outstanding were 1,717,663. The Company is required to deposit $60,000 into the Trust Account for each monthly extension exercised commencing on January 13, 2024 and ending on January 13, 2025.

On January 13, 2025, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Charter (the “Charter Amendment Proposal”), (a) to extend the date by which we have to consummate a business combination from January 13, 2025 (the “Termination Date”) by up to twelve (12) one-month extensions to January 13, 2026 (the “Extended Date”) and (b) to decrease the monthly extension fee from $60,000 (the “Monthly Extension Loan”) to the lesser of (x) $40,000 and (y) an aggregate amount equal to $0.03 multiplied by the number of Public Shares of the Company that are not redeemed in connection with the stockholder vote to approve the Charter Amendment Proposal for each such one-month extension until January 13, 2026, unless the closing of the Company’s initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination compliance with the procedures relating to any such extension, as set forth in the Trust Agreement.

The Company also amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 10, 2023, June 12, 2023 and January 8, 2024, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to the Adjusted Monthly Extension Loan for each one-month extension beginning on January 13, 2025 until January 13, 2026, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2026, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement.

On January 13, 2025, the Company held a Special Meeting of Stockholders at which time, stockholders holding 1,616,447 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.96 per share of the funds in the Trust Account. As a result, approximately $19.3 million was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining Public Shares of common stock outstanding totaled 101,216 shares. The Company must deposit into the Trust Account $3,036.48 for each monthly extension period commencing on January 13, 2025 and ending on January 13, 2026.

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

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023, the Company had $585 and $15,282 of cash in its operating bank account respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 5). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2024 and 2023, there were $1,267,408 and $754,748 outstanding under Working Capital Loan and $3,503,628 and $2,903,628 outstanding under Extension Loan, respectively.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan in addressing this uncertainty is through the borrowing of Working Capital Loans, as defined below (see Note 5). The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and December 31, 2023.

Cash Held in Trust Account

On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of December 31, 2024, substantially all of the assets held in the Trust Account were held in interest-bearing demand deposit account. As of December 31, 2024 and December 31, 2023, the balance in the Trust Account was $20,521,640 and $50,772,949, respectively.

Other Liabilities

During the fiscal year December 31, 2024, $677,971 was withdrawn from the cash held in Trust for taxes, the Company paid approximately $163,000 of Franchise taxes, and the Company did not pay any other tax payments as of December 31, 2024 and through the date the financials were issued and there is $634,874 of income payable as of December 31, 2024.

The Company used $515,000 of the tax withdrawals to pay for company operating expenses during the fiscal year 2024 and as of December 31, 2024 and the date of this report, the Company has not paid the income taxes. As a result, the Company recorded a current other liability of $515,000 since the Company is obligated to use these funds directly and only for the use of paying taxes as stated in the Company’s Trust agreement.

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During the year ended December 31, 2024 and 2023 the company incurred $177,055 and $200,000 in Delaware franchise tax respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate for the year ended December 31, 2024 and 2023 is 0% and (2,405.29)%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2024 and 2023, due to transaction costs and the valuation allowance on the deferred tax assets.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The valuation allowance to reduce the deferred tax asset as of December 31, 2024 and 2023 was $865,067 and $0, respectively.

The income tax benefit as of December 31, 2024 was $0 and the income tax provision as of December 31, 2023 was $536,212 for the year ended 2024 and 2023, respectively.

As of December 31, 2024 the net operating loss carryovers available to offset future taxable income, was $4,119,368.

The income tax provision for the year ended December 31, 2024 and 2023 are $0 and $536,212, respectively. The income tax payable as of December 31, 2024 and 2023 are $634,874 and $634,874, respectively.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 and 2024 tax provision as there were redemptions by the public stockholders in 2023 and 2024; as a result, the Company recorded $895,904 and $584,031 excise tax liability as of December 31, 2024 and December 31, 2023, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

As of December 31, 2024 and December 31, 2023, 1,717,663 and 4,522,582 shares of Class A Common Stock remain outstanding and are subject to possible redemption, respectively.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the year ended December 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

	Level	December 31, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$20,521,640	$50,772,949

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU for the year ended December 31, 2024 and there was no material effect on the Company’s financial statements. Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of December 31, 2024 and December 31, 2023, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022. The Company has not drawn additional funds on the promissory note as of December 31, 2024.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, with interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024, there was $1,267,408 outstanding under working capital loans and as of December 31, 2023, there was $754,748 borrowed under working capital loan.

Extension Loan

On January 11, 2023, the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) and approved the proposal to amend the Company’s Trust Agreement with Continental. The Charter Amendment allows the Company to extend the Termination Date by up to nine (9) one-month extensions to October 13, 2023 provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0625 per share or approximately $370,726 for each month until October 13, 2023. On June 9, 2023, the Company held a Special Meeting of Stockholders and approved an amendment to the Company’s Charter, as further amended on January 11, 2023 to extend the date by which they have to consummate a business combination from October 13, 2023 by up to three (3) one-month extensions to January 13, 2024 and to decrease the monthly extension fee from $370,726 to $150,000 per month. On January 8, 2024, the Company amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 11, 2023 and June 12, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $60,000 for each one-month extension beginning on January 13, 2024 until January 13, 2025, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement. As of December 31, 2024 and December 31, 2023, there were $3,503,628 and $2,903,628 outstanding under extension loans, respectively.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024 and the year ended December 31, 2023, the Company incurred $120,000 and $120,000, respectively, in fees related to this service. As of December 31, 2024 and December 31, 2023, all expenses associated with this service are included in Accrued Expenses and none have been paid. Total amount due as of December 31, 2024 and December 31, 2023 are $350,000 and $230,000, respectively.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On December 31, 2024 and December 31, 2023, there were 2,990,897 shares (excluding 1,717,663 and 4,522,582 shares respectively subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On December 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

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

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer and Chief Finance Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operating costs and interest income earned on investment held in Trust Account which include the accompanying statement of operations.

The CODM reviews interest earned on investment held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also specifically reviews professional service fees in connection with the business combination, which are a significant segment expense as these represent significant costs affecting the Company’s consummation of the business combination. For the year ended 2024 and 2023, all the Company’s formation and operating costs are related to the Business Combination and expenses related to being public company.

NOTE 9. SUBSEQUENT EVENTS

The Monthly Extension Loans from January 1, 2025 through the date hereof totaled $153,100. In addition, the Company borrowed $42,500 for expenses paid on behalf of the Company directly to the service providers.

On January 13, 2025, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved an amendment to the Company’s Charter, as further amended on January 11, 2023, June 12, 2023 and January 13, 2024 (the “Charter Amendment Proposal”), (a) to extend the date by which we have to consummate a business combination from January 13, 2025 (the “ Termination Date”) by up to twelve (12) one-month extensions to January 13, 2026 (the “Extended Date”) and (b) to decrease the monthly extension fee from $60,000 (the “Monthly Extension Loan”) to the lesser of (x) $40,000 and (y) an aggregate amount equal to $0.03 multiplied by the number of Public Shares of the Company for each such one-month extension in exchange for the Adjusted Monthly Extension Loan commencing on January 13, 2025.

The Company also amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 10, 2023, June 12, 2023 and January 8, 2024, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to the Adjusted Monthly Extension Loan for each one-month extension beginning on January 13, 2025 until January 13, 2026, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2026, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement.

Stockholders holding 1,616,447 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.96 per share of the funds in the Trust Account. As a result, approximately $19.3 million was removed from the Trust Account to pay such holders. Following the redemption, the Company has 101,216 public shares of common stock remaining outstanding. The Company must deposit into the Trust Account $3,036.48 for each monthly extension period commencing on January 13, 2025 and ending on January 13, 2026.

On February 18, 2025, On February 12, 2025, the Company received a notice of termination from Openmarkets Group Pty Ltd. advising that they had terminated the Merger Agreement.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 10, 2022, between the Company and Chardan Capital Markets, LLC(5)
2.1	Agreement and Plan of Merger and Business Combination Agreement dated as of January 18, 2023, by and between Broad Capital Acquisition Corp., a Delaware corporation, as Predecessor, Openmarkets Group Pty Ltd, an Australian corporation, as the Company, BMYG OMG Pty Ltd, as the Shareholder, and Broad Capital LLC, a Delaware limited liability company, as the Indemnified Party Representative (6)
3.1	First Amended and Restated Certificate of Incorporation(5)
3.2	Form of Amended and Restated Certificate of Incorporation(4)
3.3	Bylaws(1)
3.4	First Amendment to the Amended and Restated Certificate of Incorporation of Broad Capital Acquisition Corporation(7)
3.5	Second Amendment to the Amended and Restated Certificate of Incorporation of Broad Capital Acquisition Corporation(8)
3.6	Third Amendment to the Amended and Restated Certificate of Incorporation of Broad Capital Acquisition Corporation(9)
3.7	Fourth Amendment to the Amended and Restated Certificate of Incorporation of Broad Capital Acquisition Corporation(10)
4.1	Specimen Unit Certificate(2)
4.2	Specimen common stock Certificate(2)
4.3	Specimen Rights Certificate(2)
4.4	Rights Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
4.5	Description of Registered Securities*
10.1	Investment Management Trust Agreement, dated as of January 10, 2022, between Continental Stock Transfer & Trust Company and the Company(5)
10.2	Registration and Stockholder Rights Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and certain directors of the Company(5)
10.3	Private Placement Unit Purchase Agreement, dated as of January 10, 2022, between the Company and Broad Capital LLC(5)
10.4	Form of Indemnity Agreement(2)
10.5	Promissory Note, dated as of April 16, 2021, issued to Broad Capital LLC(1)
10.6	Securities Subscription Agreement, dated May 7, 2021, between the Registrant and Broad Capital LLC(1)
10.7	Letter Agreement, dated as of January 10, 2022, among the Company, Broad Capital LLC and each of the officers and directors of the Company(5)
10.8	Administrative Services Agreement between the Company and Broad Capital LLC(5)
10.9	Amendment to Promissory Note(3)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement (Draft), filed with the SEC on July 6, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 19, 2021.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 15, 2021
(4)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 16, 2021
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 14, 2022.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 24, 2023.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 17, 2023.
(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 17, 2023
(9)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 12, 2024
(10)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 17, 2025

43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broad Capital Acquisition Corp

Date: April 15, 2025	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johann Tse	Chief Executive Officer and Director	April 15, 2025
Johann Tse	(Principal Executive Officer)

/s/ Rongrong (Rita) Jiang	Chief Financial Officer	April 15, 2025
Rongrong (Rita) Jiang	(Principal Financial and Accounting Officer)

/s/ Teck-Yong Heng	Director	April 15, 2025
Teck-Yong Heng

/s/ Nicholas Shao	Director	April 15, 2025
Nicholas Shao

/s/ Wayne Trimmer	Director	April 15, 2025
Wayne Trimmer

/s/ Keith Adams	Director	April 15, 2025
Keith Adams

44