Form 10-Q
period 2025-03-31
Broad Capital Acquisition Corp
filed 2025-05-20
CIK 1865120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 20, 2025, there were there were 2,990,897 shares of common stock, par value $0.000001 per share, issued and outstanding (excluding 101,216 shares subject to possible redemption), and 0 shares of preferred stock, par value $0.000001 per share, of the registrant issued and outstanding.

BROAD CAPITAL ACQUISITION CORP

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BROAD CAPITAL ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$66,249	$585
Total Current Assets	66,249	585

Cash held in trust account	1,216,693	20,521,640

Total Assets	$1,282,942	$20,522,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,174,720	$2,157,903
Accounts payable	762,838	718,392
Other liabilities	648,435	515,000
Franchise tax payable	70,560	55,834
Income tax payable	634,874	634,874
Extension loans	3,506,664	3,503,628
Working capital loan	1,501,654	1,267,408
Excise tax liability	1,087,575	895,904
Total Current Liabilities	10,387,320	9,748,943

Deferred underwriter commission	3,555,674	3,555,674
Total Liabilities	13,942,994	13,304,617

Commitments and Contingencies

Common Stock subject to possible redemption; 101,216 shares (at $5.05 per share) as of March 31, 2025 and 1,717,663 shares (at $11.55 per share) as of December 31, 2024	511,260	19,830,933

Stockholders’ Deficit
Preference Shares, $0.000001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common Stock, $0.000001 par value, 100,000,000 shares authorized; 2,990,897 issued and outstanding (excluding 101,216 shares and 1,717,663 shares subject to possible redemption as of March 31, 2025 and December 31, 2024 respectively)	3	3
Additional paid-in capital	-	-
Accumulated deficit	(13,171,315)	(12,613,328)
Total Stockholders’ Deficit	(13,171,312)	(12,613,325)
Total Liabilities and Stockholders’ Deficit	$1,282,942	$20,522,225

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Formation and operating costs	$(273,026)	$(669,065)
Franchise tax	(71,810)	(40,000)
Loss from Operations	(344,836)	(709,065)

Other Income (Expenses)
Interest expense	(84,182)	(60,327)
Interest earned on cash held in trust account	43,415	288,051
Net Loss Before Tax	(385,603)	(481,341)
Income tax	-	(52,091)
Net Loss	$(385,603)	$(533,432)

Weighted average shares outstanding of Common Stock	3,325,600	4,955,146
Basic and diluted net loss per share of Common Stock	$(0.12)	$(0.11)

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

AND

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	2,990,897	$3	$-	$(12,613,328)	$(12,613,325)
Extension funds attributable to common stock subject to redemption	-	-	-	(9,109)	(9,109)
Remeasurement of common stock subject to redemption	-	-	-	161,831	161,831
Excise tax	-	-	-	(191,671)	(191,671)
Other liability – trust withdrawal	-	-	-	(133,435)	(133,435)
Net loss	-	-	-	(385,603)	(385,603)
Balance – March 31, 2025	2,990,897	$3	$-	$(13,171,315)	$(13,171,312)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	2,990,897	$3	$-	$(9,740,663)	$(9,740,660)
Extension funds attributable to common stock subject to redemption	-	-	-	(180,000)	(180,000)
Remeasurement of common stock subject to redemption	-	-	-	319,072	319,072
Excise tax	-	-	-	(311,873)	(311,873)
Net loss	-	-	-	(533,432)	(533,432)
Balance – March 31, 2024	2,990,897	$3	$-	$(10,446,896)	$(10,446,893)

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net loss	$(385,603)	$(533,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(43,415)	(288,051)
Changes in operating assets and liabilities:
Prepaid expenses	-	(44,386)
Account payables	44,446	24,787
Accrued expenses	100,999	304,947
Franchise tax payable	14,726	(2,759)
Income tax payable	-	52,091
Net cash used in operating activities	(268,847)	(486,803)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	19,166,951	31,187,408
Interest withdraws from Trust Account for taxes	190,520	557,971
Investment of cash in Trust Account	(9,109)	(180,000)
Net cash provided by investing activities	19,348,362	31,565,379

Cash flows from financing activities:
Redemption of Common Stock	(19,166,951)	(31,187,408)
Proceeds from Working capital loan	150,064	78,326
Proceeds from Extension loan	3,036	180,000
Net cash used in financing activities	(19,013,851)	(30,929,082)

Net change in cash	65,664	149,494
Cash at the beginning of the period	585	15,282
Cash at the end of the period	$66,249	$164,776

Supplemental disclosure of non-cash investing and financing activities:
Other liability – trust withdrawal	$133,435	$-
Accrued interest classified as working capital loan	$84,182	$-
Extension Funds attributable to common stock subject to redemption	$9,109	$180,000
Remeasurement of Common Stock subject to redemption	$(161,831)	$319,072
Excise tax liability	$191,671	$311,873

The accompanying notes are an integral part of these financial statements.

BROAD CAPITAL ACQUISITION CORP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Financing

As of March 31, 2025, the Company had not commenced any operations. All activity from April 16, 2021 (inception) through March 31, 2025, relates to the Company’s formation, the Initial Public Offering (as defined below), and its pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination.

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

On January 13, 2025, the Company held a Special Meeting of Stockholders at which time, stockholders holding 1,616,447 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.96 per share of the funds in the Trust Account. As a result, approximately $19.3 million was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining Public Shares of common stock outstanding totaled 101,216 shares. The Company must deposit into the Trust Account $3,036 for each monthly extension period commencing on January 13, 2025 and ending on January 13, 2026.

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

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, the Company had $66,249 and $585 of cash in its operating bank account respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider shares (as defined in Note 5). Following the Initial Public Offering of the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022. After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2025 and December 31, 2024, there were $1,501,654 and $1,267,408 outstanding under Working Capital Loan and $3,506,664 and $3,503,628 outstanding under Extension Loan, respectively.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 15, 2025. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Cash Held in Trust Account

On January 4, 2024, we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. As of March 31, 2025, substantially all of the assets held in the Trust Account were held in interest-bearing demand deposit account. As of March 31, 2025 and December 31, 2024, the balance in the Trust Account was $1,216,693 and $20,521,640, respectively.

Other Liabilities

During the fiscal year December 31, 2024, $677,971 was withdrawn from the cash held in Trust for taxes, the Company paid approximately $163,000 of Franchise taxes, and the Company did not pay any other tax payments as of December 31, 2024. During the three months ended March 31, 2025, the Company withdrew $190,520 from the Trust Account and paid $57,084 related to Franchise Tax, and the Company did not pay any other tax payments as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, respectively, there is $634,874 and $634,874 income tax payable and $70,560 and $55,834 of franchise tax payable.

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company used $133,435 and $515,000, respectively, of the tax withdrawals to pay for company operating expenses. As a result, the Company recorded a current other liability of $648,435 and $515,000, as of March 31, 2025 and December 31, 2024, respectively, since the Company is obligated to use these funds directly and only for the use of paying taxes as stated in the Company’s Trust agreement.

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. For the three months ended March 31, 2025 and 2024 the company incurred $71,810 and $40,000 in Delaware franchise tax respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate for the three months ended March 31, 2025 and 2024 is 0% and 10.82%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, due to transaction costs and the valuation allowance on the deferred tax assets.

The income tax provision for the three months ended March 31, 2025 and 2024 are $0 and $52,091, respectively. The income tax payable as of March 31, 2025 and December 31, 2024 are $634,874 and $634,874, respectively.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2024 and 2025 tax provision as there were redemptions by the public stockholders in 2024 and 2025; as a result, the Company recorded $1,087,575 and $895,904 excise tax liability as of March 31, 2025 and December 31, 2024, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

As of March 31, 2025 and December 31, 2024, 101,216 and 1,717,663 shares of Class A Common Stock remain outstanding and are subject to possible redemption, respectively.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. For the three months ended March 31, 2025 and March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Level	March 31, 2025	December 31, 2024
Assets:
Cash held in trust account	1	$1,216,693	$20,521,640

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Due to the over-allotment option being partially exercised by the underwriter on February 10, 2022 (see note 6), the Sponsor forfeited 335,233 insider shares. As of March 31, 2025 and December 31, 2024, there were 2,539,767 insider shares issued and outstanding and no further insider shares are subject to forfeiture.

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

Promissory Note – Related Party

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Initial Public Offering pursuant to an Amendment to Promissory Note effective September 30, 2021. The Company had borrowed $133,357 under the promissory note with the Sponsor. Following the closing of the Initial Public Offering on January 13, 2022, the Company repaid a total of $133,357 under the promissory note on January 19, 2022. The Company has not drawn additional funds on the promissory note as of March 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, with interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025, there was $1,501,654 outstanding under working capital loans and as of December 31, 2024, there was $1,267,408 borrowed under working capital loan.

Extension Loan

On January 11, 2023, the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Charter Amendment”) and approved the proposal to amend the Company’s Trust Agreement with Continental. The Charter Amendment allows the Company to extend the Termination Date by up to nine (9) one-month extensions to October 13, 2023 provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.0625 per share or approximately $370,726 for each month until October 13, 2023. On June 9, 2023, the Company held a Special Meeting of Stockholders and approved an amendment to the Company’s Charter, as further amended on January 11, 2023 to extend the date by which they have to consummate a business combination from October 13, 2023 by up to three (3) one-month extensions to January 13, 2024 and to decrease the monthly extension fee from $370,726 to $150,000 per month. On January 8, 2024, the Company amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 11, 2023 and June 12, 2023, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $60,000 for each one-month extension beginning on January 13, 2024 until January 13, 2025, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement. On January 13, 2025, the Company amended the Company’s investment management trust agreement (the “Trust Agreement”), dated as of January 10, 2022, as amended on January 11, 2023, June 12, 2023 and January 8, 2024, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to reduce the amount of the Monthly Extension Loan to $3,036 for each one-month extension beginning on January 13, 2025 until January 13, 2026, to extend the Termination Date for an additional twelve (12) one-month extensions until January 13, 2025, to require Continental Stock Transfer & Trust Company to invest funds in an interest-bearing demand deposit account, and to update certain defined terms in the Trust Agreement. As of March 31, 2025 and December 31, 2024, there were $3,506,664 and $3,503,628 outstanding under extension loans, respectively.

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

Administrative Services Arrangement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025 and the three months ended March 31, 2024, the Company incurred $30,000 and $30,000, respectively, in fees related to this service. As of March 31, 2025 and December 31, 2024, all expenses associated with this service are included in Accrued Expenses and none have been paid. Total amount due as of March 31, 2025 and December 31, 2024 are $380,000 and $350,000, respectively.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock — Our Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock with a par value of $0.000001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 2,990,897 shares (excluding 101,216 and 1,717,663 shares respectively subject to possible redemption) shares of common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operating costs and interest income earned on cash held in Trust Account which include the accompanying statement of operations.

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also specifically reviews professional service fees in connection with the business combination, which are a significant segment expense as these represent significant costs affecting the Company’s consummation of the business combination. For the three months ended 2025 and 2024, all the Company’s formation and operating costs are related to the Business Combination and expenses related to being public company.

NOTE 9. SUBSEQUENT EVENTS

On April 07, 2025, the Company deposited $3,036 into the Company’s trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination from April 13, 2025 to May 13, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2024 filed with the SEC on April 15, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through March 31, 2025, relates to our formation and preparation of our IPO, which closed on January 11, 2022, and our search for an initial Business Combination and our pursuit of approval of the Business Combination pursuant to the Openmarkets Merger Agreement, which was terminated by Openmarkets on February 12, 2025. We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

As of March 31, 2025, we had cash held in the Trust Account for the benefit of the Company’s public stockholders of $1,216,693 (including $43,415 of interest earned for the three months ended March 31, 2025). The trust fund account is invested in interest-bearing demand deposit account and the interest earned on those cash is also for the benefit of our public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

For the three months ended March 31, 2025, $190,520 was withdrawn from the cash held in Trust for taxes, the Company paid approximately $57,084 of Franchise taxes, and the Company did not pay any other tax payments as of March 31, 2025. As of March 31, 2025 and December 31, 2024, respectively, there is $634,874 and $634,874 income tax payable and $70,560 and $55,834 of franchise tax payable.

During the three months ended March 31, 2025 and the year ended December 31, 2024 the Company used $133,435 and $515,000, respectively, of the tax withdrawals to pay for company operating expenses. As a result, the Company recorded a current other liability of $634,874 and $515,000, as of March 31, 2025 and December 31, 2024, respectively, since the Company is obligated to use these funds directly and only for the use of paying taxes as stated in the Company’s Trust agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2025, we had a net loss of $385,603 consisting of formation and operating costs of $273,026 and franchise tax of $71,810 and interest expenses of $84,182 offset by interest earned on cash held in Trust of $43,415. By comparison, for the three months March 31, 2024, we had a net loss of $533,432 consisting of formation and operating costs of $669,065 and franchise tax of $40,000, income tax of $52,091 and interest expenses of $60,327 offset by interest earned on cash held in Trust of $288,051.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had $66,249 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of the insider shares. Following the Initial Public Offering by the Company on January 13, 2022, a total of $133,533 under the promissory note was repaid on January 19, 2022, and the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2025, there was $1,501,654 outstanding under the Working Capital Loan. By comparison, as of December 31, 2024, there was $1,267,408 under Working Capital Loan.

Pursuant to the January 2023 Stockholder Meeting, the June 2023 Stockholder Meeting, the January 2024 Stockholder Meeting, and the January 2025 Stockholder Meeting, each to extend the Termination Date and to provide for the payment of extension payments to the Trust Account, monthly extension loan advances (the “Extension Loan”) have occurred on the Company’s behalf to fund the required payment by the Sponsor or its affiliate or designee into the Trust Account in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. As of March 31, 2025, there was $3,506,664 outstanding under the Extension Loan and as of December 31, 2024, there was $3,503,628 outstanding under the Extension Loan.

Based on the foregoing, management believes that the Company expects to continue to incur significant costs in pursuit of the consummation of a Business Combination. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and from the issuance of common stock. However, the $66,249 in cash might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements. Additionally, the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate an initial business combination will be successful within the Combination Period. Management is planning to address the uncertainty through the borrowing of Working Capital Loan. As a result, there is substantial doubt that the Company can sustain operations within one year after the date that the financial statements are issued.

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

As of March 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company and deferred underwriting commission payable to the underwriter. We began incurring these fees on January 13, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

For the three months ended March 31, 2025, the Company incurred $30,000 in fees related to these services by the Sponsor. By comparison, for the three months ended March 31, 2024, $30,000 in fees related to these services by the Sponsor.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, we were not subject to any material market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries until January 4, 2024, at which point we instructed our trust custodian to liquidate our positions in marketable securities and invest 100% of the trust account in an interest-bearing demand deposit account. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K covering the period from January 1, 2024 through December 31, 2024 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Broad Capital Acquisition Corp

Date: May 20, 2025	By:	/s/ Johann Tse
Johann Tse
Chief Executive Officer

